Form 10-Q
period 2012-08-31
E2open Inc
filed 2012-10-12
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35598

E2open, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3366487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4100 East Third Avenue, Suite 400

Foster City, California 94404

(Address of principal executive offices)

(650) 645-6500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 25,055,452 shares of the registrant’s Common Stock issued and outstanding as of August 31, 2012.

E2OPEN, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page No.

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of August 31, 2012 (unaudited) and February 29, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended August 31, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2012 and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 6.	Exhibits.	51

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

E2OPEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	August 31, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,479	$10,219
Short-term investments	10,479	—
Accounts receivable, net of allowance of $29 and $24	15,992	16,304
Prepaid expenses and other current assets	3,881	3,211

Total current assets	59,831	29,734
Long-term investments	3,857	—
Property and equipment, net	2,577	2,249
Other assets	674	710

Total Assets	$66,939	$32,693

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,642	$9,142
Deferred revenue	34,111	38,101
Lines of credit	—	9,650
Current portion of notes payable and capital lease obligations	1,189	1,003

Total current liabilities	44,942	57,896
Deferred revenue	1,334	6,958
Notes payable, net of current portion	201	668
Other noncurrent liabilities	456	505

Total liabilities	46,933	66,027

Commitments and contingencies (note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 0 shares issued and outstanding	—	—
Series AA preferred stock, $0.001 par value. 4,571,428 authorized shares; 3,925,726 shares issued and outstanding as of February 29, 2012	—	13,336
Series BB preferred stock, $0.001 par value. 2,857,142 authorized shares; 2,327,672 shares issued and outstanding as of February 29, 2012	—	26,560
Series CC preferred stock, $0.001 par value. 4,357,142 authorized shares, 2,882,529 shares issued and outstanding as of February 29, 2012	—	27,259
Series D preferred stock, $0.001 par value. 5,714,285 authorized shares; 4,670,687 shares issued and outstanding as of February 29, 2012	—	16,336
Common stock, $0.001 par value. 100,000,000 authorized shares, 25,055,452 and 6,262,480 shares issued and outstanding as of August 31, 2012 and February 29, 2012	25	6
Additional paid-in capital	358,425	223,776
Accumulated other comprehensive income (loss)	(16)	9
Accumulated deficit	(338,428)	(340,616)

Total stockholders’ deficit equity (deficit)	20,006	(33,334)

Total liabilities and stockholders’ equity (deficit)	$66,939	$32,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Revenue
Subscriptions and support	$11,131	$9,195	$20,945	$17,248
Professional services and other	11,760	7,411	17,419	10,605

Total revenue	22,891	16,606	38,364	27,853

Cost of revenue
Subscriptions and support	1,998	1,884	4,037	3,671
Professional services and other	3,664	3,362	7,317	6,695

Total cost of revenue	5,662	5,246	11,354	10,366

Gross profit
Subscriptions and support	9,133	7,311	16,908	13,577
Professional services and other	8,096	4,049	10,102	3,910

Total gross profit	17,229	11,360	27,010	17,487

Operating expenses:
Research and development	3,557	3,369	7,649	6,479
Sales and marketing	6,628	4,318	12,775	8,048
General and administrative	2,277	1,337	4,059	2,644

Total operating expenses	12,462	9,024	24,483	17,171

Income from operations	4,767	2,336	2,527	316
Interest and other expense, net	(169)	(129)	(264)	(215)

Income before income taxes	4,598	2,207	2,263	101
Provision for income taxes	(32)	(43)	(75)	(74)

Net income	4,566	2,164	2,188	27
Undistributed earnings allocated to preferred stockholders	—	(2,164)	—	(27)

Net income attributable to common stockholders	$4,566	$—	$2,188	$—

Net income per share attributable to common stockholders:
Basic	$0.33	$0.00	$0.21	$0.00

Diluted	$0.19	$0.00	$0.09	$0.00

Weighted average shares used to compute net income per share attributable to common stockholders:
Basic	13,875	6,154	10,606	6,197

Diluted	24,421	6,154	24,106	6,197

Other comprehensive income, net:
Change in unrealized gains (losses) on investments	(1)	—	(1)	—
Cumulative translation adjustment	(7)	(4)	(24)	—

Total other comprehensive income	$4,558	$2,160	$2,163	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,188	$27
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	961	245
Depreciation and amortization	795	779
Other	68	—
Changes in operating assets and liabilities:
Accounts receivable, net	312	(959)
Prepaid expenses and other current assets	(549)	(255)
Accounts payable and accrued liabilities	(547)	103
Deferred revenue	(9,614)	(2,848)
Deferred rent	(21)	76

Net cash used in operating activities	(6,407)	(2,832)

Cash flows from investing activities:
Capital expenditures	(1,047)	(357)
Purchase of marketable securities	(14,336)	—
Long-term deposits and restricted cash	28	(1)

Net cash used in investing activities	(15,355)	(358)

Cash flows from financing activities:
Proceeds from bank debt	30,300	17,730
Repayments of bank debt	(39,950)	(13,880)
Repayments of notes payable and capital lease obligations	(1,745)	(576)
Proceeds from initial public offering, net of underwriting discounts and commissions	52,313	—
Payments of deferred initial public offering costs	(729)	(104)
Issuance of Series BB preferred stock, net of issuance costs	700	—
Proceeds from exercise of common share options	160	27
Repurchase of fractional shares from reverse stock split	(3)	—

Net cash provided by financing activities	41,046	3,197

Effect of exchange rate changes on cash and cash equivalents	(24)	(6)

Net increase in cash and cash equivalents	19,260	1
Cash and cash equivalents at beginning of period	10,219	10,060

Cash and cash equivalents at end of period	$29,479	$10,061

Supplemental cash flow information:
Cash paid during the period:
Interest	$179	$90

Income taxes	$62	$50

Noncash financing and investing activities:
Property, software and equipment acquired under notes payable and capital leases	$41	$—

Vesting of early exercised options	$29	$40

Automatic conversion of preferred stock to common stock in connection with IPO	$84,191	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Business Description

E2open, Inc. and subsidiaries (the Company), a Delaware corporation, was incorporated in September 2003. The Company provides cloud-based, on-demand software solutions delivered on an integrated platform that enables companies to collaborate with their trading partners to procure, manufacture, sell and distribute products more efficiently. The Company’s customers depend on outsourced manufacturing strategies and complex trading networks to compete in today’s global economy. They use the Company’s solutions to gain visibility into and control over their trading networks. The Company’s solutions enable its customers and their trading partners to overcome problems arising from communications across disparate systems by offering a reliable source of data, processes and analytics, which its customers rely on as the single version of the truth. The Company’s solutions empower its customers to manage demand they cannot predict and supply they do not control.

The Company’s corporate headquarters are located in Foster City, California, with additional offices in Austin and Dallas, Texas, China, France, Germany, Malaysia, Sweden, Taiwan and the United Kingdom.

Initial Public Offering

On July 31, 2012, the Company closed its initial public offering (“IPO”) of 4,687,500 shares of its common stock, which included 3,750,000 shares of common stock sold by the Company and 937,500 shares of common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $15.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-179558), which was declared effective by the SEC on July 25, 2012. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total proceeds from the offering to the Company, net of underwriting discounts and commissions of approximately $3.9 million, were approximately $52.3 million. After deducting offering expenses payable by us of approximately $3.0 million, we received approximately $49.3 million. As of August 31, 2012, $1.2 million of accrued offering costs remained unpaid and these costs are expected to be paid by the end of the Company’s fiscal year. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 14,845,528 shares of common stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).

On June 29, 2012, the Company effected a 1-for-35 reverse stock split of our prefered stock and common stock. Upon the effectiveness of the reverse stock split, (i) every 35 shares of outstanding preferred stock and common stock was decreased to one share of preferred stock or common stock, as applicable, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 1-for-35 basis and (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a 1-for-35 basis. All of the share numbers, share prices and exercise prices have been adjusted within the consolidated financial statements, on a retroactive basis, to reflect this 1-for-35 reverse stock split.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Such estimates include the allowance for doubtful accounts, deferred tax asset valuation allowance, unrecognized tax benefits, accrued liabilities, stock-based compensation, and valuation of common and preferred stock. Actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue from the sale of subscriptions and support and professional services.

Subscriptions and Support. The Company offers on-demand software solutions, which enable its customers to have constant access to its solutions without the need to manage and support the software and associated hardware themselves. The Company houses the hardware and software in third-party facilities, and provides its customers with access to the software solutions, along with data security and storage, backup, and recovery services. The Company’s customer contracts typically have a term of three years. The Company invoices its customers for subscriptions and support in advance for annual use of the software solutions. The Company’s payment terms typically require customers to pay within 30 to 60 days from the invoice date.

Professional Services. Professional services revenue is derived primarily from fees for enabling services, including solution consulting and solution deployment. These services are sold in conjunction with the sale of the Company’s on-demand software solutions. The Company provides professional services both on a fixed fee and a time and materials basis, and invoices customers either in advance, monthly, or upon reaching project milestones.

The Company enters into arrangements with multiple elements, comprised of subscriptions and support and professional services. Arrangements with customers typically do not provide the customer with the right to take possession of the software supporting the on-demand solutions. The Company commences revenue recognition when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collectability of the fees is reasonably assured.

The Company evaluates each of these criteria as follows:

Evidence of an Arrangement. The Company considers a binding agreement signed by it and the customer to be evidence of an arrangement.

Delivery. The Company typically considers delivery to have occurred when the on-demand software solutions are made available to the customer or services have been rendered. In arrangements where an existing customer purchases additional solutions, delivery occurs upon commencement of the contractual term.

Fixed or Determinable Fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within its standard payment terms. If the fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

Collectability of the Fees Is Reasonably Assured. Collectability of the fees is reasonably assured if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not reasonably assured, the Company defers the recognition of revenue until cash collection.

The Company accounts for subscriptions and support and professional services revenue as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company determines the ESP for each element primarily by considering prices we charge for similar offerings, size of the order and historical pricing practices. Revenue allocated to subscriptions and support is recognized over the contractual term. Professional services revenue sold on a fixed fee basis is recognized either under the proportional performance method of accounting using estimated labor hours, or upon acceptance of the services. Revenue from professional services sold on a time and material basis is recognized as services are delivered.

Prior to fiscal 2012, the Company determined that it did not have objective and reliable evidence of fair value for each deliverable of our arrangements, and in accordance with the then existing accounting standards for multiple deliverable revenue arrangements, the Company accounted for subscriptions and support and professional services revenue as a single unit of accounting and recognized the total arrangement fee ratably over the contractual term of the subscription agreement. These arrangements, if materially modified after February 28, 2011, are accounted for under the current accounting standards for multiple deliverable revenue arrangements.

Investments in debt and marketable equity securities

The Company classifies all of its investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities that the Company intends to hold for less than one year are classified as short term investments on the balance sheet, regardless of whether the stated maturity is greater than one year from the current balance sheet date. Investments that the Company intends to hold for more than one year are classified as long-term assets on the balance sheet. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). For the three and six months ended August 31, 2012, realized and unrealized gains and losses on investments were not material. We had no investments in debt and equity securities for the three and six months ended August 31, 2011. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. For the three and six months ended August 31, 2012, there is no impairment charge recorded in the consolidated statements of operations.

With the exception of the Company’s investments in debt and marketable equity securities policy above, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in the Company’s audited consolidated financial statements for the fiscal year ended February 29, 2012 included in the Company’s final prospectus for initial public offering dated July 25, 2012 as filed with the Securities and Exchange Commission.

Cash and investments

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
August 31, 2012 (unaudited):
Cash	$1,016	$—	$—	$1,016
Cash equivalents:
Money market accounts	1,982	—	—	1,982
Money market funds	16,882	—	—	16,882
Commercial paper	9,598	1	—	9,599
Short-term investments:
Commercial paper	9,786	—	(1)	9,785
Corporate debt securities	695	—	(1)	694
Long-term investments:
Corporate debt securities	3,857	2	(2)	3,857

Total cash, cash equivalents, and investments	$43,816	$3	$(4)	$43,815

February 29, 2012
Cash	$8,189	$—	$—	$8,189
Cash equivalents:
Money market accounts	2,030	—	—	2,030

Total cash and cash equivalents	$10,219	$—	$—	$10,219

The following table presents available-for-sale investments, recorded in cash equivalents and investments, by contractual maturity date as of August 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$20,079	$20,078
Due after one year through two years	3,857	3,857

Total	$23,936	$23,935

(3) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the dates presented consisted of the following (in thousands):

	August 31, 2012	February 29, 2012
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,720	$618
Deferred initial public offering costs	—	1,246
Other prepaid expenses and other current assets	2,161	1,347

	$3,881	$3,211

Property and equipment, net:
Computer equipment	$8,694	$7,958
Software	8,443	8,259
Furniture and fixtures	118	87
Leasehold improvements	475	430

	17,730	16,734
Less accumulated depreciation and amortization	(15,153)	(14,485)

	$2,577	$2,249

Allowance for doubtful accounts:
Balance, beginning of period	$24	$28
Add: Provision for doubtful accounts	37	67
Less: write-offs	(32)	(71)

Balance, end of period	$29	$24

Accumulated depreciation and amortization of property and equipment:
Balance, beginning of period	$14,485	$21,026
Add: Depreciation and amortization	795	1,526
Less: disposals, write-offs and other	(127)	(8,067)

Balance, end of period	$15,153	$14,485

Specific incremental costs directly associated with the Company’s IPO, primarily legal, accounting and printing costs, were deferred and reflected as an asset until its reclassification to stockholders’ equity (deficit) upon closing of the IPO in July 2012.

Property, software and equipment financed through capital leases and notes payable included above aggregated $41,000 as of August 31, 2012. There was no amortization on these assets as of August 31, 2012. Amortization of assets held under capital leases and notes payable is included with depreciation expense and software license expense. There was no equipment and software under capital leases as of February 29, 2012.

Other assets consist primarily of security deposits held by lessors of the Company’s office facilities and the noncurrent portion of prepaid expenses.

	August 31, 2012	February 29, 2012
	(Unaudited)
Accounts payable and accrued liabilities:
Accrued compensation costs	$4,846	$5,326
Trade accounts payable	3,005	2,028
Accrued taxes and other	1,791	1,788

	$9,642	$9,142

(4) Credit Facility

The Company maintained a credit facility with a commercial bank which provided the Company with a revolving line of credit and term loan. The total borrowing limit under the credit facility was $26.8 million, subject to certain borrowing base limitations. As of February 29, 2012, the amount outstanding under the lines of credit was $9.7 million and under the term loan, recorded under notes payable in the balance sheets, was $1.7 million. In August 2012, the Company repaid all of its outstanding borrowings under the lines of credit and the term loan. The revolving line of credit expired effective August 14, 2012 and the Company cancelled the term loan facility effective September 10, 2012.

(5) Notes Payable and Capital Lease Obligation

For the three and six months ended August 31, 2012, the Company financed the payments for certain software and related support and maintenance, and insurance premiums with notes payable and capital lease obligations. The total amount financed was $1.4 million as of August 31, 2012. The term of the notes payable are between nine months and three years, and the notes bear interest at rates ranging from 6.25% to 13.13% per annum. The total principal payments remaining under the notes payable and capital lease obligations of $1.4 million become due as of August 31, 2012 as follows (in thousands):

Fiscal year ending:
2013 (remaining 6 months)	$702
2014	542
2015	116
2016	30

$1,390

(6) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company, or Seagate PLC. Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of the Company’s customers and the Company received payments from Seagate LLC relating to subscriptions to the Company’s solutions. The Company received payments of $905,000 and $617,000 for the six months ended August 31, 2012 and 2011, and $484,000 and $17,000 for the three months ended August 31, 2012 and 2011.

(7) Commitments and Contingencies

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense was $0.5 million and $0.4 million for the three months ended August 31, 2012 and 2011, and $0.9 million and $0.8 million for the six months ended August 31, 2012 and 2011. Future minimum lease payments under noncancelable operating leases as of August 31, 2012 are as follows (in thousands):

Fiscal year ending:
2013 (remaining six months)	$905
2014	1,440
2015	1,525
2016	1,222
2017	1,258
Thereafter	1,836

Total minimum lease payments	$8,186

Several of the operating lease agreements require the Company to provide security deposits. As of August 31, 2012 and February 29, 2012, lease deposits totaled $335,000 and $346,000. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the consolidated balance sheets.

Contingencies

From time to time, the Company is subject to contingencies that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not currently believe the resolution of these contingencies will have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

(8) Interest and other expense, net

Interest and other expense, net for the periods presented consisted of the following (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Interest expense	$106	$45	$179	$89
Bank financing fees	52	41	116	84
Foreign exchange losses (gains)—realized and unrealized, net	33	44	(192)	43
Losses (gains) from foreign currency contracts—realized and unrealized, net	(16)	—	172	—
Interest income	(7)	(1)	(7)	(1)
Other, net	1	—	(4)	—

	$169	$129	$264	$215

(9) Income Taxes

The Company records its interim provision for income taxes based on its estimated annual effective tax rate for the year. The income tax provision for the three months ended August 31, 2012 and 2011 was $32,000 and $43,000, and for the six months ended August 31, 2012 and 2011 was $75,000 and $74,000. The Company has incurred operating losses for most years since inception. As a result of those continuing losses, management has determined insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for estimated federal alternative minimum taxes, state and foreign income taxes, as well as income taxes in foreign jurisdictions. Our effective tax rates differ from the statutory rate due primarily to valuation allowances on our deferred taxes, state taxes, foreign taxes, and tax contingencies.

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely. There is $513,000 of undistributed earnings of the Company’s foreign subsidiaries as of August 31, 2012. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

As of February 29, 2012, the total amount of gross unrecognized tax benefits was $4.0 million, of which $0.2 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of gross interest and penalties accrued was $92,000 in 2012, and was classified as other noncurrent liabilities in the consolidated balance sheets. The Company believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. The Company is not currently under examination or audit by any taxing authorities. For the six months ended August 31, 2012, there has been no material change in the total amount or composition of the Company’s unrecognized tax benefits. The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2012 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2004 to 2012.

(10) Stock-based Compensation

Options and Awards Granted to Employees

In June 2012, the Board adopted the 2012 Stock Plan (“2012 Plan”), which was subsequently approved by the Company’s stockholders. Upon the completion of the IPO, all shares that were reserved under the 2003 Stock Plan but not issued were assumed by the 2012 Plan. No additional shares will be issued under the 2003 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. No awards under the 2012 Plan were granted prior to the Company’s IPO. As of August 31, 2012 and February 29, 2012, there were 2,736,701 and 2,816,587 shares of common stock reserved for issuance.

Options under the 2012 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the underlying shares of common stock on the date of grant as determined by the board of directors; provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest 25% on the one-year anniversary of the option grant date, and then monthly for three additional years, and are exercisable for a period of 10 years after the date of grant.

Some options granted are immediately exercisable and any unvested portion of the shares acquired upon early exercise is subject to a right of repurchase by the Company upon the employee’s termination at the original purchase price. The right of repurchase lapses as the options vest, which is generally over the four-year vesting period of the related options. As of August 31, 2012 and February 29, 2012, there were 41,543 and 125,633 shares exercised that were subject to repurchase. The $14,540 and $43,972 aggregate exercise price of the options subject to repurchase as of August 31, 2012 and February 29, 2012 is recorded in Other noncurrent liabilities and will be amortized to equity as the options vest.

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial-based performance requirements that must be achieved by February 28, 2013, and the employee’s continued employment through February 28, 2013, before vesting can occur. For the three and six months ended August 31, 2011, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on current and expected operational results at that time, it was not probable that the associated financial performance requirements would be achieved. In March 2012, the Board of Directors approved a modification of the financial performance requirements. The modified requirements were deemed probable of achievement, and accordingly, the Company started to recognize the compensation expense related to the modified awards. For the three months and six months ended August 31, 2012, the Company recognized $203,000 and $352,000 compensation expense related to these awards. The unrecognized compensation expense related to these options is $2,858,000 as of August 31, 2012. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change.

The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by the Company’s stock price as well as by certain assumptions including the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, risk-free interest rates, and expected dividends. The estimated grant date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Expected term (in years)	6.08	5.96	5.96	6.06
Expected stock price volatility	50.0%	49.1% - 49.6%	50.0% - 55.0%	49.1% - 50.3%
Risk-free interest rate	0.9%	1.6% - 2.0%	0.9% - 1.3%	1.6% - 2.6%
Expected dividend yield	—	—	—	—

As of August 31, 2012 and February 29, 2012, the Company had $4,467,000 and $811,000 of unrecognized compensation expense, excluding estimated forfeitures, related to unvested stock option awards, which are expected to be recognized over a weighted average period of 2.46 years and 2.69 years.

As of August 31, 2012 and February 29, 2012, there were 2,738,650 and 154,369 shares available for future grants under the Plan.

Activity under the Plan is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining term
Balance of options outstanding, February 29, 2012	2,816,349	$2.45	8.05 years
Options granted	217,135	10.04
Options exercised	(200,725)	0.79
Options canceled and forfeited	(70,890)	3.15

Balance of options outstanding, August 31, 2012	2,761,869	2.99	7.90 years

Balance of options expected to vest as of February 29, 2012	2,190,981	2.10	7.68 years
Balance of options exercisable as of February 29, 2012	1,041,214	1.05	6.23 years
Balance of options expected to vest as of August 31, 2012	2,536,589	2.87	7.80 years
Balance of options exercisable as of August 31, 2012	1,120,601	1.48	6.52 years

The weighted average grant date fair value of the employee stock options granted during the three months ended August 31, 2012 and August 31, 2011 was $16 and $3.15, and for the six months ended August 31, 2012 and August 31, 2011 was $10.04 and $3.15.

The intrinsic values of employee stock options exercised during the three months ended August 31, 2012 and August 31, 2011 was $1,356,000 and $45,000, and for the six months ended August 31, 2012 and August 31, 2011 was $1,957,000 and $204,000. The intrinsic values of vested shares as of August 31, 2012 and February 29, 2012 were $12,642,587 and $1,942,000.

As of August 31, 2012 and February 29, 2012, the number of unvested options was 1,641,268 and 1,775,373. Compensation expense recorded for share-based payments amounted to $482,000 and $101,000 for the three months ended August 31, 2012 and 2011 and $961,000 and $245,000 for the six months ended August 31, 2012 and 2011. No compensation expense was capitalized during the three and six months ended August 31, 2012 and 2011.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Cost of revenue	$142	$25	$263	$76
Research and development	25	10	78	33
Sales and marketing	137	39	282	82
General and administrative	178	27	338	54

	$482	$101	$961	$245

(11) Net Income (Loss) Per Share Attributable to Common Stockholders

For the three and the six months ended August 31, 2012 and 2011, the Company’s basic and diluted net income per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in earnings with the common stock (“participating securities”), to compute the net income per share attributable to common stockholders. The Company determined that it had participating securities in the form of convertible preferred stock for the periods up to their conversion immediately prior to the Company’s initial public offering declared effective on July 25, 2012 when all convertible preferred shares were converted to common stock. For the three and six months ended August 31, 2012, we calculated the net earnings (loss) allocated to preferred stockholders for the period up to their conversion, in accordance with calculating the net income (loss) attributable to common stockholders under the two-class method.

Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and preferred stock. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and warrants using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Net income attributable to common stockholders
Net income (loss)	$4,566	$2,164	$2,188	$27
Less: undistributed earnings allocated to preferred stockholders	—	(2,164)	—	(27)

Net income attributable to common stockholders	$4,566	$—	$2,188	$—

Basic shares:
Weighted average common shares outstanding	13,875	6,154	10,606	6,197

Diluted shares:
Weighted average common shares outstanding	13,875	6,154	10,606	6,197
Weighted average effect of dilutive stock options	1,671	—	1,640	—
Weighted average effect of convertible preferred stock	8,875	—	11,860	—

	24,421	6,154	24,106	6,197

Net income (loss) per share attributable to common stock holders:
Basic	$0.33	$0.00	$0.21	$0.00

Diluted	$0.19	$0.00	$0.09	$0.00

The following outstanding shares, options and warrants were excluded from the computation of diluted net income per share in the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Options to purchase common stock	27	833	13	842
Convertible preferred stock	—	13,794	—	13,794
Preferred stock warrants	—	227	—	227

(12) Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, net, accounts payable, line of credit, capital lease obligations and notes payable. Accounts receivable, net, accounts payable and line of credit are stated at their carrying value, which approximates fair value, due to their short maturity. The Company estimates the fair value for capital lease obligations and notes payable by discounting the future cash flows of the lease and note payments.

Current accounting guidance defines fair value as an exchange or exit price that would be received for an asset or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants.

As a basis for considering such assumptions, accounting guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	—	Observable inputs such as quoted prices in an active market;

Level 2	—	Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

Level 3	—	Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect the Company’s assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of August 31, 2012 and February 29, 2012, are summarized as follows (in thousands):

	August 31, 2012				February 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$1,982	$—	$—	$1,982	$2,030	$—	$—	$2,030
Money market funds	16,882	—	—	16,882	—	—	—	—
Commercial paper	—	9,599	—	9,599	—	—	—	—
Short-term investments:
Commercial paper	—	9,785	—	9,785	—	—	—	—
Corporate debt securities	—	694	—	694	—	—	—	—
Other current assets:
Foreign currency forward contracts	—	94	—	94	—	158	—	158
Long-term investments:
Corporate debt securities	—	3,857	—	3,857	—	—	—	—
Other noncurrent assets:
Certificate of deposit	16	—	—	16	56	—	—	56

Total assets	$18,880	$24,029	$—	$42,909	$2,086	$158	$—	$2,244

In fiscal 2012 and the six months ended August 31, 2012, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of August 31, 2012 and February 29, 2012 (in USD thousands, except average contract rate):

	August 31, 2012			February 29, 2012
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Euro	$5,135	1.3	$90	$4,387	1.3	$83
Malaysian Ringgit	(2,391)	3.1	4	(2,032)	3.1	75

Total	$2,744		$94	2,355		$158

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(13) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Three months ended August 31, 2012		Three months ended August 31, 2011		Six months ended August 31, 2012		Six months ended August 31, 2011
	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable
Customer A	13%	13%	17%	19%	12%	13%	14%	19%
Customer B	28	*	16	14	22	*	18	14
Customer C	*	15	*	*	*	15	*	*
Customer D	*	14	*	*	*	14	*	*

*	Indicates less than 10%

The revenue from Customer B included revenue associated with a material modification to an existing agreement that resulted in recognition of revenue earlier than would otherwise have occurred.

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Revenue by geographic region:
Americas	$18,774	$13,337	$31,259	$23,093
Europe	4,000	2,863	6,898	3,955
Asia	117	406	207	805

Total	$22,891	$16,606	$38,364	$27,853

Countries accounting for 10% or more of revenue were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Revenue by country:
United States	52.1%	61.6%	57.4%	62.4%
Canada	29.9	18.7	24.1	20.5
United Kingdom	*	11.8	*	*

*	Indicates less than 10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the Securities and Exchange Commission (the “SEC”) on July 26, 2012 (the “Prospectus”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,”, “predict”, “if”, “future”, “project,” “seek,” “should,” “target,” “will,” “would” and similar words and phrases, including the negatives of these terms, or other expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, research and development, economic and industry trends or trend analysis, expectations about seasonality, use of non-GAAP financial measures, operating expenses, taxes, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of cloud-based, on-demand software solutions delivered on an integrated platform that enables companies to collaborate with their trading partners to procure, manufacture, sell and distribute products more efficiently. Our software applications allow network participants to input, access and share data and execute business processes across internal operating units and external entities in a secure, real-time and cost-effective manner. We refer to the combination of our software applications delivered on our cloud-based platform, the content contributed by our network participants and our enabling services as the E2open Business Network. The E2open Business Network supports key operational business processes of our customers and their trading partners, including supply chain management, procurement, sales and finance functions. These functions enable our customers to share product information, forecasts, inventory positions, sales orders, purchase orders, manufacturing work orders, quality and environmental data, shipments, invoices and payments with their trading partners.

The accelerating trends of supply chain globalization and outsourced manufacturing and distribution have combined to increase complexity and risk for brand owners while decreasing visibility into their expanding and evolving supply chains and distribution networks. These trends have created a fundamental shift in the way companies source and distribute goods and services. They have led to an ever more complex product and service delivery paradigm which increasingly relies on specialized, globally distributed trading partners to reduce costs.

As trading networks become more complex, companies are increasingly demanding integrated solutions that facilitate not only collaborative inventory management, but also the demand and supply forecasts, procurement systems, order management and analytics required to efficiently coordinate a company’s entire business ecosystem. We believe a significant opportunity exists to help companies improve their competitive advantage by delivering the visibility and control once characteristic of vertically integrated companies while retaining the advantages of outsourcing. The ability to navigate modern supply chain complexities and to resolve problems in a timely and collaborative manner, combined with enhanced knowledge of end customer demand, is critical to enabling businesses to better match supply and demand.

Our agreements with customers are typically three years in length with billings in advance for annual use of the software solutions. The annual contract value for each customer agreement is largely related to the size of the customer, the number of solutions the customer has purchased, the number of the customer’s unique registered users, and the maturity of our relationship with the customer. Average annual contract value can therefore fluctuate period to period depending upon the size of new customers and the pace at which we up-sell additional solutions and services to existing customers. Additionally, these new and up-sell customer agreements can create significant variability in the aggregate annual contract value of agreements signed in any given fiscal quarter.

As of August 31, 2012, we had 260 customers, of which 66 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 194 customers purchase our network connectivity solutions directly. For the first half of fiscal 2013, Enterprise Customers represented 99.5% of total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them seven of the top ten as designated in the Gartner Supply Chain Top 25. The E2open Business Network is a community comprised of our customers, over 33,000 unique registered trading partners and over 99,000 unique registered users.

On July 25, 2012, we sold 4,687,500 shares of common stock to the public (inclusive of 937,500 shares of common stock sold by selling stockholders) The public offering price of the shares sold in the offering was $15.00 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received by us totaled approximately $49.3 million.

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Sweden, Malaysia and Taiwan. For the three months ended August 31, 2012 and 2011, the percentage of our revenue generated outside of the United States was 47.9% and 38.4%. For the six months ended August 31, 2012 and 2011, the percentage of our revenue generated outside of the United States was 42.6% and 37.6%. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In 2011, we grew our sales team in Europe, and we intend to hire additional sales personnel in Germany, France and the Nordic countries. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In the first half of fiscal 2013 we opened offices in Paris, France and Stockholm, Sweden, and continued to hire sales personnel in the US, Europe and China. We intend to make additional investments outside of the United States in order to expand our geographic reach.

Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

Sources of Revenue

Our revenue has grown from $37.7 million for the year ended February 28, 2009 to $59.7 million for the year ended February 29, 2012. We generate our revenue primarily from selling access to our cloud-based platform of on-demand software solutions, which we refer to as subscriptions and support, through our field sales organization and alliance partners. We also generate revenue from professional services by helping our customers deploy our on-demand software solutions. Our customer contracts typically have a term of three years in length and we invoice our customers for subscriptions and support in advance for annual use of our software solutions.

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
	(In thousands)
Revenue by type:
Subscriptions and support	$11,131	$9,195	$20,945	$17,248
Professional services	11,760	7,411	17,419	10,605

Total	$22,891	$16,606	$38,364	$27,853

Percentage of revenue by type:
Subscriptions and support	48.6%	55.4%	54.6%	61.9%
Professional services	51.4	44.6	45.4	38.1

Total	100.0%	100.0%	100.0%	100.0%

Subscriptions and Support. We offer on-demand software solutions, which enable our customers to have constant access to our solutions without the need to manage and support the software and associated hardware themselves. We house the hardware and software in third-party facilities, and provide our customers with access to the software applications, along with data security and storage, backup and recovery services, and solution support. We invoice our customers for subscriptions and support in advance for annual use of our software solutions.

Professional Services. Professional services revenue is derived primarily from fees for enabling services, including solution consulting and solution deployment. These services are sold in conjunction with the sale of our on-demand software solutions or on a standalone basis. We provide professional services both on a fixed fee and a time and materials basis, and invoice our customers in advance, monthly, or upon reaching project milestones.

Our future revenue growth will depend on our ability to increase sales of our existing and new on-demand software solutions and services to new and existing customers. Our revenue generally fluctuates, and we expect it to continue to fluctuate, between periods due primarily to inconsistent timing of sales of our software solutions, revenue recognition requirements and seasonality, among other factors. As a result, transactions that were expected to be recognized in one period may be recognized in a subsequent period, which may materially affect our financial performance in a reporting period.

Key Operating Performance Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Bookings, Billings and Backlog. We generally recognize subscription and support revenue from our customer agreements ratably over the terms of those agreements. For this reason, a significant portion of our revenue in any period will be from customer agreements signed in prior periods rather than new business activity signed during such period. In order to assess our business performance with metrics that more fully reflect current period business activity, we track bookings, billings and backlog. Bookings represent the full value of customer orders or contracts signed during a reporting period. The value of our bookings is impacted by new contracts, renewals, amendments and terminations. Billings represent invoices issued to customers during the period. Backlog represents the cumulative value of bookings existing at the end of the period less the cumulative amount billed to customers. Due to the seasonality of our sales, bookings and backlog fluctuate from quarter to quarter throughout the fiscal year. During fiscal year 2012 bookings were $72.6 million, an increase of 28% over fiscal year 2011, and billings were $60.1 million, an increase of 25% over fiscal year 2011.

Number of Unique Registered Trading Partners. We define the number of unique registered trading partners as the number of distinct trading partner entities currently connected to the E2open Business Network as of the balance sheet date. We believe the number of unique registered trading partners is a key indicator of the growth of our network and both our and our customers’ ability to receive the benefits of the network effects resulting from such growth. Growth in the number of unique registered trading partners depends, in part, on our ability to successfully develop and market our solutions to our existing customers and companies that have not yet become part of our network. In addition to the growth in number of these entities, we view a large, existing network as providing greater incentive and ease for new customers seeking to join if they share existing trading partners already operating on our system.

The number of unique registered trading partners in the E2open Business Network increased from 30,772 as of February 29, 2012 to 33,371 as of August 31, 2012, or by 8.4%. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users. We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased from 88,012 as of February 29, 2012 to 99,292 as of August 31, 2012 or by 12.8%.

Key Financial Performance Measures

We monitor the key financial metrics set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “—Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
	(In thousands)
Revenue	$22,891	$16,606	$38,364	$27,853
Gross profit	$17,229	$11,360	$27,010	$17,487
Gross margin	75.3%	68.4%	70.4%	62.8%
Net income (loss) (1)	$4,566	$2,164	$2,188	$27
Adjusted EBITDA (1)	$5,635	$2,830	$4,283	$1,340
Operating cash flow (2)	$5,584	$(2,754)	$(6,407)	$(2,832)
Free cash flow (2)	$(5,977)	$(2,923)	$(7,454)	$(3,189)

(1)

We define Adjusted EBITDA as net income (loss) adjusted for interest and other expense, net, provision for income taxes, depreciation and amortization, and stock-based compensation expense. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

(2)

Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. See “Free Cash Flow” below for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Gross Profit and Gross Margin. Gross profit and gross margin have been and will continue to be affected by a variety of factors, including the average sales price of our products, the mix of solutions sold, the mix of revenue between subscriptions and support and professional services, and our level of investment in operating infrastructure. Our gross profit and gross margin for the three months ended August 31, 2012 was $17.2 million, or 75.3% compared to $11.4 million, or 68.4% for the three months ended August 31, 2011, and our gross profit and gross margin for the six months ended August 31, 2012 was $27.0 million, or 70.4% compared to $17.5 million, or 62.8% for the six months ended August 31, 2011. We expect gross profit and gross margin to improve for fiscal 2013 compared to fiscal 2012.

Gross margin on subscriptions and support revenue was 82.1% and gross margin on professional services revenue was 68.8% for the three months ended August 31, 2012. Gross margin on subscriptions and support revenue was 80.7% and gross margin on professional services revenue was 58.0% for the six months ended August 31, 2012. Gross margin on subscriptions and support revenue was 79.5% and gross margin on professional services revenue was 54.6% for the three months ended August 31, 2011. Gross margin on subscriptions and support revenue was 78.7% and gross margin on professional services revenue was 36.9% for the six months ended August 31, 2011. An increase in the proportion of our total revenue generated by sales of subscriptions and support for our on-demand software applications would increase our overall margins, due to the higher margins on subscriptions and support compared to professional services. Our gross margin may also fluctuate due to the timing of revenue recognition for our on-demand software solutions and services, since our cost of revenue is recognized as incurred whereas revenue on certain arrangements with customers is recognized ratably over the contract term.

Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) adjusted for interest and other expense, net, provision for income taxes, depreciation and amortization, and stock-based compensation expense. Management believes that the use of Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their reported GAAP results.

Management believes that it is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation, and non-core operational charges, such as other expense, net from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards, acquisitions or restructurings, as the case may be.

For the three months ended August 31, 2012, Adjusted EBITDA was $5.6 million compared to $2.8 million for the three months ended August 31, 2011 and for the six months ended August 31, 2012, Adjusted EBITDA was $4.3 million compared to $1.3 million for the six months ended August 31, 2011. The fluctuation in Adjusted EBITDA resulted primarily from our continued investment in research and development and sales and marketing.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
	(In thousands)
Reconciliation of Adjusted EBITDA
Net income	$4,566	$2,164	$2,188	$27
Interest and other expense, net	169	129	264	215
Provision for income taxes	32	43	75	74
Depreciation and amortization	386	393	795	779
Stock-based compensation	482	101	961	245

Adjusted EBITDA	$5,635	$2,830	$4,283	$1,340

Free Cash Flow. Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. Capital expenditures consist of purchases of property, equipment and software. The following table details our calculation (and reconciliation to net cash provided by (used in) operating activities) of free cash flow. Free cash flow is a key measure used in our internal operating reports and allows us to manage the cash available to fund our debt obligations and potential strategic initiatives. Management believes that free cash flow is useful to investors as a supplemental measure to evaluate our business over time. Further, the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

We have historically made significant investments in product development and in selling and marketing our solutions, resulting in net use of cash in operating activities since inception. Our free cash flow was $(6.0) million for the three months ended August 31, 2012, compared to $(2.9) million for the three months ended August 31, 2011, and our free cash flow was $(7.5) million for the six months ended August 31, 2012, compared to $(3.2) million for the six months ended August 31, 2011. The decreases in free cash flow were due primarily to increased investment in research and development, sales and marketing and deployment capacity. This is consistent with our strategy to expand our product offerings and customer base to help drive future revenue growth.

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
	(In thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(5,584)	$(2,754)	$(6,407)	$(2,832)
Capital expenditures	(393)	(169)	(1,047)	(357)

Free cash flow	$(5,977)	$(2,923)	$(7,454)	$(3,189)

We expect to continue to experience negative free cash flow for fiscal 2013 as we continue to invest in the development and implementation of new solutions and software applications, and expand our sales and marketing resources in order to further penetrate our market both in the United States and internationally.

Costs and Expenses

Cost of Revenue

Total cost of revenue consists of costs related to third party hosting of our equipment and delivery of our software solutions, software license fees, salaries, and benefits and personnel-related expenses included in our operations, professional services, and support departments, as well as allocated facilities, information technology and supporting overhead costs. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our on-demand software applications due to the labor intensive nature of providing professional services.

Our total cost of revenue has declined in the last three fiscal years as a percentage of revenue, and while we expect absolute cost of revenue to increase as we continue to invest in our business, we expect cost of revenue to increase at a lower rate than that of our total revenue on an annual basis.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development

Research and development expense consists of salaries, benefits and personnel-related expenses, software development tools, as well as allocated facilities, information technology and supporting overhead costs. We expect to continue to invest in research and development to enhance and expand our existing solutions and develop new solutions and tools for improved deployment and customer support and, consequently, we expect research and development expense to increase in absolute dollars in future periods.

Sales and Marketing

Sales and marketing expense consists of salaries, benefits and personnel-related expenses, including sales commissions, advertising and marketing materials, trade shows and other marketing events, travel and entertainment expenses, as well as an allocation of facilities, information technology and supporting overhead expenses. We intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. Accordingly, we expect sales and marketing expense to increase in absolute dollars in future periods.

General and Administrative

General and administrative expense consists of salaries, benefits and personnel-related expenses for our finance, accounting, legal, human resources, facilities and information technology employees; third-party professional fees; communication expenses; allocated facilities expenses; and other administrative expenses. We expect that the costs of being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, increased directors and officers insurance, and professional and other services, will increase our general and administrative expense in absolute dollars in future periods.

Interest and Other Expense, Net

Interest and other expense, net, consists primarily of interest income on our cash and cash equivalents, interest expense on our credit facilities, notes payable and capital leases, amortization of deferred financing fees, and foreign exchange currency transaction and translation gains and losses.

Provision for Income Taxes

We are subject to income tax in the United States as well as other jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax. Our effective tax rates differ from the statutory rate due primarily to valuation allowances on our deferred taxes, state taxes, foreign taxes, research and development tax credits and tax contingencies.

Results of Operations

Revenue, Cost of Revenue and Gross Margin

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)				(In thousands)
Revenue
Subscriptions and support	$11,131	$9,195	$1,936	21.0%	$20,945	$17,248	$3,697	21.4%
Professional services	11,760	7,411	4,349	58.7	17,419	10,605	6,814	64.3

Total revenue	22,891	16,606	6,285	37.8	38,364	27,853	10,511	37.7

Cost of revenue
Subscriptions and support	1,998	1,884	114	6.1	4,037	3,671	366	10.0
Professional services	3,664	3,362	302	9.0	7,317	6,695	622	9.3

Total cost of revenue	5,662	5,246	416	7.9	11,354	10,366	988	9.5

Gross profit
Subscriptions and support	9,133	7,311	1,822	24.9	16,908	13,577	3,331	24.5
Professional services	8,096	4,049	4,047	99.9	10,102	3,910	6,192	158.4

Total gross profit	$17,229	$11,360	$5,869	51.6%	$27,010	$17,487	$9,523	54.5%

Gross margin (1)
Subscriptions and Support	82.1%	79.5%		2.5%	80.7%	78.7%		2.0%
Professional Services	68.8	54.6		14.2	58.0	36.9		21.1

Total gross margin	75.3%	68.4%		6.8%	70.4%	62.8%		7.6%

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)				(In thousands)
Subscriptions and support	$40	$7	$33	471.4%	$74	$21	$53	252.4%
Professional services	102	18	84	466.7	189	55	134	243.6

	$142	$25	$117	468.0%	$263	$76	$187	246.1%

Total revenue for the three months and six months ended August 31, 2012 was $22.9 million and $38.4 million. Subscriptions and support revenue and professional services revenue comprised 48.6% and 51.4% of total revenue, for the three months ended August 31, 2012. Subscriptions and support revenue and professional services revenue comprised 54.6% and 45.4% of total revenue, for the six months ended August 31, 2012.

Total revenue for the three months and six months ended August 31, 2012 included $4.5 million of revenue accelerated from future periods associated with a contract amendment, of which $1.0 million would have been recognized in the remainder of fiscal 2013 and $3.5 million would have been recognized subsequent to fiscal 2013. Excluding the aforementioned nonrecurring item, total revenue for the three and six months ended August 31, 2012 would have been $18.4 million and $33.9 million. Subscriptions and support revenue for the three and six months ended August 31, 2012 would have been $10.4 million and $20.2 million. Professional services for the three and six months ended August 31, 2012 revenue would have been $7.9 million and $13.6 million.

Excluding the nonrecurring item, total revenue increased $1.7 million, or 10.8%, for the three months ended August 31, 2012 compared to the three months ended August 31, 2011. The increase was due to a $1.2 million, or 13.4%, increase in subscriptions and support and a $0.5 million, or 7.1%, increase in professional services revenue attributable primarily to sales to new customers.

For the three months ended August 31, 2012 and 2011, we had two customers, RIM and Vodafone, that each accounted for more than 10% of revenue. For the three months ended August 31, 2012, revenue attributable to customers headquartered in Canada and the United States each accounted for more than 10% of total revenue. For the three months ended August 31, 2011, revenue attributable to customers headquartered in Canada, United Kingdom and the United States each accounted for more than 10% of total revenue.

Excluding the nonrecurring item, total revenue increased $6.0 million, or 21.5%, for the six months ended August 31, 2012 compared to the six months ended August 31, 2011. The increase was due to a $3.0 million, or 17.3% increase in subscriptions and support and a $3.0 million, or 28.2%, increase in professional services revenue. The increase is attributable to $5.0 million sales to new customers, and $1.0 million increased sales of additional solutions and services to our existing customers.

For the six months ended August 31, 2012 and 2011, we had two customers, RIM and Vodafone, that each accounted for more than 10% of revenue. For the six months ended August 31, 2012 and 2011, revenue attributable to customers headquartered in Canada and the United States each accounted for more than 10% of total revenue.

Gross margin is impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements ratably over the contract term or only upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

Total cost of revenue increased $0.4 million, or 7.9%, for the three months ended August 31, 2012 compared to the three months ended August 31, 2011. The increase in total cost of revenue was driven primarily by increased headcount resulting in increased employee-related expenses.

Total cost of revenue increased $1.0 million, or 9.5%, for the six months ended August 31, 2012 compared to the six months ended August 31, 2011. The increase in total cost of revenue was attributable to $0.8 million increase in employee-related expense driven by an increase in headcount, and an increase of $0.2 million in fees paid to third-party contractors.

Total cost of revenue fluctuates period-to-period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

Operating Expenses

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)				(In thousands)
Operating expenses
Research and development	$3,557	$3,369	$188	5.6%	$7,649	$6,479	$1,170	18.0%
Sales and marketing	6,628	4,318	2,310	53.5	12,775	8,048	4,727	58.7
General and administrative	2,277	1,337	940	70.4	4,059	2,644	1,415	53.5

Total operating expenses	$12,462	$9,024	$3,438	38.1%	$24,483	$17,171	$7,312	42.6%

The table below sets forth the functional classification of stock-based compensation expense for the periods presented:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)				(In thousands)
Research and development	$25	$10	$15	150.0%	$78	$33	$45	136.4%
Sales and marketing	137	39	98	251.3	282	82	200	243.9
General and administrative	178	27	151	559.3	338	54	284	525.9

	$340	$76	$264	347.4%	$698	$169	$529	313.0%

Research and Development

Research and development expense increased $0.2 million, or 5.6%, for the three months ended August 31, 2012 compared to the three months ended August 31, 2011. The increase was attributable to an increase in employee-related costs. As a percentage of revenue, research and development expense was 15.5% for the three months ended August 31, 2012 and 20.3% for the three months ended August 31, 2011.

Research and development expense increased $1.2 million, or 18.0%, for the six months ended August 31, 2012 compared to the six months ended August 31, 2011. The increase was attributable to an increase of $0.5 million in employee-related costs, an increase of $0.3 million in fees paid to third-party contract developers, and a $0.4 million increase in software and hardware maintenance costs. As a percentage of revenue, research and development expense was 19.9% for the six months ended August 31, 2012 and 23.3% for the six months ended August 31, 2011.

Sales and Marketing

Sales and marketing expense increased $2.3 million, or 53.5%, for the three months ended August 31, 2012 compared to the three months ended August 31, 2011. The increase was attributable to an increase in employee-related costs as we continue to expand our field sales organization globally. Average headcount in sales and marketing increased from 45 for the three months ended August 31, 2011 to 81 for the three months ended August 31, 2012.

Sales and marketing expense increased $4.7 million, or 58.7%, for the six months ended August 31, 2012 compared to the six months ended August 31, 2011. The increase was attributable to an increase in employee-related costs as we continue to expand our field sales organization globally. Average headcount in sales and marketing increased from 44 for the six months ended August 31, 2011 to 76 for the six months ended August 31, 2012.

Total sales and marketing headcount increased by 76.1% from 46 as of August 31, 2011 to 81 as of August 31, 2012. As a percentage of revenue, sales and marketing expense increased from 26.0% and 28.9% for the three and six months ended August 31, 2011 to 29.0% and 33.3% for the three and six months ended August 31, 2012 reflecting our investment in sales and marketing to drive revenue growth.

General and Administrative

General and administrative expense increased $0.9 million, or 70.4%, for the three months ended August 31, 2012 compared to the three months ended August 31, 2011. The increase was driven by a $0.6 million increase in employee-related expense resulting from increased headcount to support the growth of the business and the infrastructure required to support a public company, and $0.3 million increase in legal and accounting fees. As a percentage of revenue, general and administrative expenses was 8.1% for the three months ended August 31, 2011 and 9.9% for the three months ended August 31, 2012.

General and administrative expense increased $1.4 million, or 53.5%, for the six months ended August 31, 2012 compared to the six months ended August 31, 2011. The increase was driven primarily by a $1.1 million increase in employee-related expense resulting from increased headcount to support the growth of the business and the infrastructure required to support a public company. As a percentage of revenue, general and administrative expenses was 9.5% for the three months ended August 31, 2011 and 10.6% for the three months ended August 31, 2012.

Liquidity and Capital Resources

	Six Months Ended August 31,
	2012	2011
	(In thousands)
Cash and cash equivalents at the end of the period	$29,479	$10,061
Net cash used in operating activities	(6,407)	(2,832)
Net cash used in investing activities	(15,355)	(358)
Net cash provided by financing activities	41,046	3,197

As of August 31, 2012, we had total cash, cash equivalents, short-term and long-term investments of $43.8 million, including cash and cash equivalents of $29.5 million, and short-term investments of $10.5 million, consisting of cash, money market accounts and investments in available for sale debt and marketable equity securities. As of August 31, 2012, we also had $3.8 million long-term investments in available for sale debt and marketable equity securities.

On July 30, 2012, we received proceeds from our initial public offering of $52.3 million, net of underwriting discounts and commissions, but before deducting offering expenses.

Operating Cash Flow

Our cash flow from operating activities is significantly influenced by the amount and timing of customer payments and the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business. Net cash used in operating activities has historically resulted from losses from operations and changes in working capital.

Net cash used in operating activities was $6.4 million for the six months ended August 31, 2012. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $2.2 million net income adjusted by non-cash stock-based compensation of $1.0 million and depreciation and amortization of $0.8 million. Additionally, we used $10.4 million from the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $9.6 million as a consequence of the recognition of revenue for the six months ended August 31, 2012 associated with cash collected in previous periods, an increase in prepayments of $0.5 million associated with software and hardware maintenance expense and a decrease in accounts payable of $0.5 million due to timing of payments to our suppliers, offset by a decrease in accounts receivable of $0.3 million due to the timing of collections from customers.

Net cash used in operating activities was $2.8 million for the six months ended August 31, 2011. The use of cash in operating activities reflects a $0.02 million net income adjusted by non-cash stock-based compensation of $0.2 million and depreciation and amortization of $0.8 million. This was substantially offset by $3.9 million in cash used in the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $2.8 million as a consequence of the recognition of revenue for the six months ended August 31, 2011 associated with cash collected in previous periods, increase in accounts receivable of $1.0 million due to the timing of collections from customers, and an increase of $0.3 million in prepaid expenses.

Investing Cash Flow

Historically, our primary investing activities have consisted of capital expenditures associated with expanding our cloud-based, on-demand software solutions infrastructure and growing our workforce.

Net cash used in investing activities for the six months ended August 31, 2012 was $15.3 million, which was comprised primarily of $14.3 million purchase of investments in available for sale securities, and $1.0 million of capital expenditures.

Net cash used in investing activities for the six months ended August 31, 2011 was $0.4 million, which was comprised primarily of capital expenditures.

Financing Cash Flow

Net cash provided by financing activities for the six months ended August 31, 2012 was $41.0 million, which was comprised primarily of $52.3 million in proceeds from our initial public offering after deducting broker discounts and commissions and $0.7 million in costs paid in connection with our initial public offering. We also made net payments of $9.7 million under our credit facility and $1.7 million on our term loan. For the six months ended August 31, 2012, we received $0.7 million from the issuance of Series BB preferred stock upon the exercise of warrants and $0.2 million in proceeds received from the exercise of stock options during the period.

Net cash provided by financing activities for the six months ended August 31, 2011 was $3.2 million. For the six months ended August 31, 2011, our net borrowings under our credit facility amounted to $3.9 million. Also during the period we made payments of $0.6 million on capital lease obligation and notes payable for fixed asset purchases, and $0.1 million in costs paid in connection with our initial public offering.

Adequacy of Capital Resources

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, should be sufficient to meet our working capital and operating resource requirements for at least the next twelve months.

Our Indebtedness

We maintained a credit facility with Bridge Bank, National Association, or Bridge Bank, which has provided us revolving lines of credit and term loans. The total borrowing limit under the credit facility was $26.8 million, subject to borrowing base limitations. As of February 29, 2012, the amount outstanding under the lines of credit was $9.7 million, and under the term loan, recorded under notes payable on our balance sheet, was $1.7 million. In August 2012, we paid in full all of our outstanding borrowings under the lines of credit and the term loan. The revolving line of credit terminated effective August 14, 2012 and the term loan facility was cancelled effective September 10, 2012.

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our line of credit discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations:

	As of August 31, 2012
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Notes payable (1)	$1,164	$963	$201	$—	$—
Capital lease obligation (1)	226	226	—	—	—
Operating lease obligations (2)	8,186	1,436	3,045	3,705	—

Total contractual obligations (3)	$9,576	$2,625	$3,246	$3,705	$—

(1)

In fiscal 2012 and fiscal 2011, we financed the purchase of certain software licenses and related support and maintenance, and payments of insurance premiums with notes payable and capital leases. The term of the notes and capital leases range from nine months to three years, and bear interest ranging from 6.25% to 13.3%.

(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2018.
(3)

As of February 29, 2012, we had gross unrecognized tax benefits of $4.0 million and an additional $0.1 million for gross interest and penalties classified as other noncurrent liabilities in the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under other assumptions or conditions.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•	revenue recognition;

•	income taxes; and

•	stock-based compensation.

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in the Company’s audited consolidated financial statements for the fiscal year ended February 29, 2012 included in the Company’s final prospectus for our initial public offering dated July 25, 2012 as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is a result primarily of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We had cash, cash equivalents and investments in available for sale instruments of $43.8 million as of August 31, 2012 and $10.2 million at February 29, 2012.

Our cash and cash equivalents and investments consist of cash, money market funds and and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use professional investment management firms to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of August 31, 2012 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro and the Malaysian Ringgit. For the six months ended August 31, 2012 and the year ended February 29, 2012, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of August 31, 2012 and February 29, 2012.

	As of August 31, 2012			As of February 29, 2012
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$5,135	1.3	$90	$4,387	1.3	$83
Malaysian Ringgit	(2,391)	3.1	4	(2,032)	3.1	75

Total	$2,744		$94	$2,355		$158

We entered into the foreign exchange contracts with two counterparties. Typically, we have the right of offset for gains earned and losses incurred under contracts with the same counterparty, and we therefore record contracts with the same counterparty on a net basis on our balance sheet.

The following table presents a sensitivity analysis of our foreign forward exchange contract portfolio using a statistical model to estimate the potential gain or loss in fair value that could arise from hypothetical appreciation or depreciation of foreign currency.

	As of August 31, 2012
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$4,621	$4,878	$5,135	$5,391	$5,648
Malaysian Ringgit	(2,152)	(2,272)	(2,391)	(2,511)	(2,630)

	As of February 29, 2012
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$3,949	$4,168	$4,387	$4,607	$5,068
Malaysian Ringgit	(1,829)	(1,931)	(2,032)	(2,134)	(2,347)

As our international operations continue to grow, we may choose to utilize more foreign currency forward and option contracts to manage currency exposures.

We do not use derivative financial instruments for speculative or trading purposes; however, this does not mean that we may not adopt specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of a material weakness in an internal control designed to timely consider the accounting for complex materially modified contracts with customers which did not operate effectively. As a result, the Company did not identify on a timely basis the modification date of one materially modified contract which was corrected by management prior to the issuance of the Company’s consolidated financial statements.

In light of the material weakness described above, additional procedures were performed by management to ensure that the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles. As a result of these procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there has been no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently engaged in any material legal proceedings.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

We have incurred operating losses in the past and may incur operating losses in the future.

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of August 31, 2012 and February 29, 2012, we had an accumulated deficit of $338.4 million and $340.6 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we will incur legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

If we are unable to attract new customers or sell additional products to our existing customers, our revenue growth and profitability will be adversely affected.

To increase our revenue and achieve and maintain profitability, we must regularly add new customers or sell additional solutions to our existing customers, which we plan to do. Numerous factors, however, may impede our ability to add new customers and sell additional solutions to our existing customers, including our inability to convert companies that have been referred to us by our existing network into paying customers, failure to attract and effectively train new sales and marketing personnel, failure to retain and motivate our current sales and marketing personnel, failure to develop relationships with resellers or failure to ensure the effectiveness of our marketing programs. In addition, if prospective customers do not perceive our solutions to be of sufficiently high value and quality, we will not be able to attract the number and types of new customers that we are seeking.

We derive a significant portion of our revenue from a relatively small number of customers, and our growth depends on our ability to retain existing customers and add new customers.

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For example, RIM may terminate its agreement with us upon 90 days written notice. For the six months ended August 31, 2012, our top ten customers accounted for 74.3% of our total revenue, and three customers each accounted for at least 10% of our total revenue; Vodafone accounted for 12.2% of our total revenue and RIM accounted for 22.3% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

We encounter long sales cycles, particularly with our larger customers, and seasonality in sales, which could have an adverse effect on the amount, timing and predictability of our revenue.

Our products have lengthy sales cycles, which typically extend from four to 12 months and may in some instances take longer than one year. Potential and existing customers, particularly larger enterprises, often commit significant resources to an evaluation of available solutions and services and require us to expend substantial time and resources in connection with our sales efforts. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and customer requirements. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. Many of the risks relating to sales processes are beyond our control, including:

•	Our customers’ budgetary and scheduling constraints;

•	The timing of our customers’ budget cycles and approval processes;

•	Our customers’ willingness to augment or replace their currently deployed software products; and

•	General economic conditions.

As a result of the lengthy and uncertain sales cycles of our products and services, it is difficult for us to predict when customers may purchase products or services from us, thereby affecting when we can recognize the associated revenue, and our results of operations may vary significantly and may be adversely affected. The length of our sales cycle makes us susceptible to having pending transactions delayed or terminated by our customers if they decide to delay or withdraw funding for information technology, or IT, projects. Our customers may decide to delay or withdraw funding for IT projects for various reasons, including global economic cycles and capital market fluctuations.

In addition, we may experience seasonality in the sales of our solutions. For instance, historically, the agreements we have signed in our fiscal first quarter have had an aggregate value less than that of the agreements signed in our preceding fiscal fourth quarter. Seasonal variations in our sales may lead to significant fluctuations in our cash flows and deferred revenue on a quarterly basis. If we experience a delay in signing or a failure to sign a significant customer agreement in any particular quarter, then our results of operations for such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.

Our quarterly results of operations may fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts which could cause our stock price to decline.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including, but not limited to, those listed below:

•	Demand for and market acceptance of our products;

•	Our ability to retain and increase sales to customers and attract new customers;

•	The timing of product deployment which determines when we can recognize the associated revenue;

•	The timing and success of introductions of new solutions or upgrades by us or our competitors;

•	The strength of the economy;

•	Changes in our pricing policies or those of our competitors;

•	Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	The impact of seasonality on our business;

•	The amount and timing of expenditures related to expanding our operations, research and development or introducing new solutions; and

•	Changes in the payment terms for our solutions.

Due to the foregoing factors, and the other risks discussed in this prospectus, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

We operate in an emerging and evolving market, which may make it difficult to evaluate our business and future prospects. If this market does not develop or develops more slowly than we expect, our revenue may decline or fail to grow, and we may incur additional operating losses.

The market for trading network solutions, including our integrated platform, is in an early stage of development, and it is uncertain how rapidly this market will develop, and even if it does develop, whether our software and solutions will achieve and sustain high levels of demand and market acceptance. In addition, we sell our solutions as an on-demand, SaaS solution, which is an alternative to the traditional licensed hardware and software solutions, and solutions developed in-house to which many of our customers or potential customers are accustomed. Our software relies on the acceptance and proliferation of cloud computing, which may not be widespread or happen in a timely fashion.

Some companies may be reluctant or unwilling to use our solutions for a number of reasons, including existing investments in demand and supply network management technology. For example, supply chain management functions traditionally have been performed using purchased or licensed hardware and software implemented by each company in the supply chain. Because this traditional approach often requires significant initial investments to purchase the necessary technology and to establish systems that comply with customers’ unique requirements, suppliers may be unwilling to abandon their current options for our integrated, multi-enterprise solution.

Other factors that may limit market acceptance of our solutions include:

•	Our ability to maintain high levels of customer satisfaction;

•	Our ability to maintain availability of service across all users of our products;

•	The price, performance and availability of competing products;

•	Our ability to address confidentiality concerns about information stored outside of our customers’ controlled computing environments; and

•	Concerns about data protection and confidentiality of data stored in the United States, for customers with headquarters outside of the United States.

If companies do not perceive or value the benefits of our solutions, or if companies are unwilling to accept our platform as an alternative to the traditional approach, the market for our products might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenue and growth prospects.

Downturns in general economic and market conditions and reductions in IT spending may reduce demand for our solutions, which could negatively affect our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues, the availability and cost of credit and the global housing and mortgage markets have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad. This in turn has resulted in reductions in IT spending by some of our customers.

Further worsening, broadening or protracted extension of the economic downturn could have a significant negative impact on our business, revenue, results of operations and cash flows. Prolonged economic slowdowns may result in customers requiring us to renegotiate existing contracts on less advantageous terms to us than those currently in place or defaulting on payments due on existing contracts.

Furthermore, during weak economic times, there is an increased risk that one or more of our customers will file for bankruptcy protection, which may adversely affect our revenue, profitability and results of operations. If a customer files for bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing, which may be significant due to extended payment terms for software contract fees, and significant billings for professional services on large projects. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the outcome of the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim.

If we are unable to develop new products and services, sell our solutions into new markets or further penetrate our existing markets, our revenue will not grow as expected.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our solutions, to introduce new products and services in a timely manner, to sell into new markets and to further penetrate our existing markets. The success of any enhancement or new product or service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new product or service. Any new product or service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our solutions, including new vertical markets and new countries or regions, may not be receptive. If we are unable to successfully develop or acquire new products or services, enhance our existing products or services to meet customer requirements, sell products and services into new markets or sell our products and services to additional customers in our existing markets, our revenue will not grow as expected. Moreover, we are frequently required to enhance and update our products and services as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new products with our customers.

If we do not maintain the compatibility of our solutions with third-party applications that our customers use in their business processes, demand for our solutions could decline.

Our solutions can be used alongside a wide range of other systems, such as enterprise software systems and business software applications used by our customers in their businesses. If we do not support the continued integration of our solutions with third-party applications, including through the provision of application programming interfaces that enable data to be transferred readily between our solutions and third-party applications, demand for our solutions could decline, and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party applications that are introduced into the markets that we serve. We may not be successful in making our solutions compatible with these third-party applications, which could reduce demand for our solutions. In addition, prospective customers, especially large enterprise customers, may require heavily customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, then the market for our solutions will be adversely affected.

Our inability to adapt to rapid technological change could impair our ability to remain competitive.

The industry in which we compete is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new customers and increase revenue from customers will depend in significant part on our ability to anticipate industry standards and to continue to enhance existing solutions or introduce or acquire new solutions on a timely basis to keep pace with technological developments. The success of any enhancement or new solution depends on several factors, including the timely completion and market acceptance of the enhancement or new solution. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective solutions than ours at lower prices. Any delay or failure in the introduction of new or enhanced solutions could adversely affect our business, results of operations and financial condition.

Our solutions are complex and customers may experience difficulty in implementing or upgrading our products successfully or otherwise achieving the benefits attributable to our products.

Due to the scope and complexity of the solutions that we provide, our implementation cycle can be lengthy and unpredictable. Our products may require modification or customization and must integrate with many existing computer systems and software programs of our customers and their trading partners. This can be time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. As a result, some customers have had, and may in the future have, difficulty implementing our products successfully or otherwise achieving the expected benefits of our products. Delayed or ineffective implementation or upgrades of our software may limit our future sales opportunities, impact revenue, result in customer dissatisfaction and harm our reputation.

The markets in which we participate are highly competitive, and our failure to compete successfully would make it difficult for us to add and retain customers and would reduce or impede the growth of our business.

The markets for supply chain management solutions are increasingly competitive and global. We expect competition to increase in the future both from existing competitors and new companies that may enter our markets. Increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. We currently face, or may face in the future, competition from:

•	SaaS providers that deliver B2B information systems;

•	Traditional on-premise software providers; and

•	Managed service providers that combine traditional on-premise software with professional information technology services.

To remain competitive, we will need to invest continuously in software development, marketing, customer service and support and product delivery infrastructure. However, we cannot assure you that new or established competitors will not offer solutions that are superior to or lower in price than ours. We may not have sufficient resources to continue the investments in all areas of software development and marketing needed to maintain our competitive position. In addition, some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs and otherwise adversely affect our business.

If we are unable to manage our diverse and complex operations, our reputation in the market and our ability to generate revenue from new or existing customers may be adversely affected.

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. For the six months ended August 31, 2012, our employee headcount grew from 332 to 361. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

•	Maintaining continuity in our senior management and key personnel;

•	Increasing the productivity of our existing employees;

•	Attracting, retaining, training and motivating our employees, particularly our technical and management personnel;

•	Deploying our solutions using third-party systems integrators, which will require changes to our applications, documentation and operational processes;

•	Improving our operational, financial and management controls; and

•	Improving our information reporting systems and procedures.

If we do not manage the size, complexity and diverse nature of our business effectively, we could experience delayed software releases and longer response times for assisting our customers with implementation of our products and services, and could lack adequate resources to support our customers on an ongoing basis, any of which could adversely affect our reputation in the market, our ability to successfully implement our business plan and our ability to generate revenue from new or existing customers.

If we fail to retain our key employees, our business would be harmed and we might not be able to implement our business plan successfully.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, technical and sales personnel. In particular, Mark E. Woodward, our Chief Executive Officer, is critical to the management of our business and operations. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, technical and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could have an adverse effect on our business, results of operations and financial condition.

Our growth is dependent upon the continued development of our direct sales force.

We believe that our future growth will depend on the continued development of our direct sales force and their ability to obtain new customers, particularly large enterprise customers, and to manage our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining a sufficient number of direct sales personnel. New sales personnel require significant training and may, in some cases, take more than a year before becoming productive, if at all. If we are unable to hire and develop sufficient numbers of productive direct sales personnel, sales of our software and services will suffer and our growth will be impeded.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new subscriptions or the renewal rate for existing subscriptions falls short of our expectations. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. We believe that period to period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Interruptions or delays in the services provided by third-party data centers and/or internet service providers could impair the delivery of our solutions and our business could suffer.

We host our solutions in Equinix co-location facilities in Sunnyvale and San Jose, California and a suburb of Chicago, Illinois. Exostar hosts our solutions for the aerospace and defense industry in third party data centers and with third-party internet service providers outside of Washington, D.C. All of our solutions reside on hardware owned or leased and operated by us and Exostar in these locations. Our operations depend on the protection of the equipment and information we store in these third-party data centers and which third-party internet service providers transmit against damage or service interruptions that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers from whom we receive recurring revenue or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

Our solutions are accessed by a large number of customers often at the same time. As we continue to expand the number of our customers and solutions available to our customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of our third-party data centers or third-party internet service providers to meet our capacity requirements could result in interruptions or delays in access to our solutions or impede our ability to scale our operations. In the event that our data center or third-party internet service provider arrangements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our solutions as well as delays and additional expense in arranging new facilities and services.

We may experience service failures or interruptions due to defects in the software, infrastructure, third-party components or processes that comprise our existing or new solutions, any of which could adversely affect our business.

Our products may contain undetected defects in the software, infrastructure, third-party components or processes that are part of the solutions we provide. If these defects lead to service failures after introduction of a solution or an upgrade to the solution, we could experience delays or lost revenue during the period required to correct the cause of the defects. We cannot be certain that defects will not be found in new solutions or upgraded solutions, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

Because customers use our solutions for critical business processes, any defect in our solutions, any disruption to our solutions or any error in execution could cause recurring revenue customers to cancel their contracts with us, prevent potential customers from purchasing our solutions and harm our reputation. Although our contracts with our customers limit our liability to our customers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our customers’ businesses, which may require us to spend significant time and money in litigation or arbitration or to pay significant settlements or damages. We do not currently maintain any warranty reserves. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention and could cause our business to suffer.

The insurers under our existing liability insurance policy could deny coverage of a future claim that results from an error or defect in our technology or a resulting disruption in our solutions, or our existing liability insurance might not be adequate to cover all of the damages and other costs of such a claim. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available to us on acceptable terms or at all. The successful assertion against us of one or more large claims that exceeds our insurance coverage, or the occurrence of changes in our liability insurance policy, including an increase in premiums or imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations. Even if we succeed in litigation with respect to a claim, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

We may be required to defer recognition of some of our revenue, which may adversely affect our financial results in any given period.

We may be required to defer recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including whether:

•	The transaction involves both current on-demand software solutions and on-demand software solutions that are under development;

•	The customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our solutions;

•	The transaction involves extended payment terms;

•	The transaction involves acceptance criteria or other terms that may delay revenue recognition; or

•	The transaction involves performance milestones or payment terms that depend upon contingencies.

Because of these factors and other specific revenue recognition requirements under generally accepted accounting principles in the United States, or GAAP, we must have very precise terms in our contracts in order to recognize revenue when we initially provide access to our software solutions or perform services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period. In addition, because of prevailing economic conditions, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our solutions and could adversely affect our short-term profitability.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

If we are unable to substantially utilize our net operating loss carryforward, our future cash tax liability may increase.

As of February 29, 2012, our net operating loss, or NOL, carryforward amounts for U.S. federal income and state tax purposes were approximately $316.5 million and $118.3 million. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). We believe that there was an ownership change in a prior year, which resulted in an annual NOL limitation. In addition, new issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

A failure to protect the integrity and security of our customers’ information could expose us to litigation, materially damage our reputation and harm our business. Furthermore, the unanticipated costs of protecting against such a failure could adversely affect our results of operations.

Our business involves the collection and use of confidential information of our customers and their trading partners. We cannot assure you that our efforts to protect this confidential information will be successful. If any compromise of this information security were to occur, we could be subject to legal claims and government action, experience an adverse effect on our reputation and need to incur significant additional costs to protect against similar information security breaches in the future, each of which could adversely affect our financial condition, results of operations and growth prospects. In addition, because of the critical nature of data security, any perceived breach of our security measures could cause existing or potential customers not to use our solutions and could harm our reputation.

Evolving regulation of the Internet may increase our expenditures related to compliance efforts, which may adversely affect our financial condition.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. We are particularly sensitive to these risks because the Internet and cloud computing are critical components of our business model. For example, we believe that increased regulation is likely in the area of data privacy on the Internet, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for solutions accessed via the Internet and restricting our ability to store, process and share data with our clients via the Internet. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

If we fail to protect our intellectual property and proprietary rights adequately, our business could be adversely affected.

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, patents, trademarks, domain names and other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our business, financial condition and results of operations.

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses which could harm our business.

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others. In addition, our customer contracts require us to indemnify our customers against certain liabilities they may incur as a result of our infringement of any third-party intellectual property.

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. Furthermore, if our solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and results of operations. If we were compelled to withdraw any of our solutions from the market, our business, financial condition and results of operations could be harmed.

The use of open source software in our products may expose us to additional risks and harm our intellectual property.

We incorporate open source software into our platform. Given the nature of open source software, third parties might assert copyright and other intellectual property infringement claims against us based on our use of certain open source software programs. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions or to release our proprietary software code under the terms of an open source license, any of which could adversely affect our business.

Some of our products use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, such use may have inadvertently occurred in deploying our proprietary solutions. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and have a material adverse effect on our business, results of operations and financial condition.

Our strategy includes pursuing acquisitions and our potential inability to successfully integrate newly-acquired companies or businesses may adversely affect our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their businesses. Any acquisitions we complete will give rise to risks, including:

•	Incurring significantly higher than anticipated capital expenditures and operating expenses;

•	Failing to assimilate the operations and personnel or failing to retain the key personnel of the acquired company or business;

•	Failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our solutions;

•	Disrupting our ongoing business;

•	Incurring significant accounting charges;

•	Dissipating our management resources;

•	Failing to maintain uniform standards, controls and policies;

•	Impairing relationships with employees and customers as a result of changes in management;

•

Finding that the acquired company, asset or technology does not further our business strategy, that we overpaid for the company, asset or technology or that we may be required to write off acquired assets or investments partially or entirely;

•	Not realizing the expected synergies of the transaction;

•	Facing delays in customer purchases due to difficulty in retaining customers of acquired businesses;

•	Exposure to unforeseen liabilities and contingencies that were not identified prior to acquiring the company; and

•	An inability to generate sufficient revenue from acquisitions to offset the associated acquisition costs.

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Acquisitions also could impact our financial position and capital needs, and could cause substantial fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

Future acquisitions of technologies or companies, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

We expect that the consideration we might pay for any future acquisitions of companies or technologies could include stock, rights to purchase stock, cash or some combination of the foregoing. If we issue stock or rights to purchase stock in connection with future acquisitions, net income (loss) per share and then-existing holders of our common stock may experience dilution.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our results of operations.

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or will be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could have a material adverse effect on our business, results of operations and financial condition.

We may not receive significant revenue as a result of our current research and development efforts.

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the six months ended August 31, 2012, we spent $7.6 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we wincur legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, The NASDAQ Stock Market, or NASDAQ, and other applicable securities or exchange-related rules and regulations. In addition, our management team also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The increased costs associated with operating as a public company decreases our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, our results of operations could be adversely effected.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1.0 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1.0 billion of non-convertible debt over a three-year period.

As a public company, it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We rely significantly on recurring revenue, which may decline or fail to be renewed, and our future results of operations could be harmed.

Our revenue from subscriptions to our software and software-related support services accounted for approximately 55% of our total revenue for the six months ended August 31, 2012. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

Because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately fully reflected in our results of operations.

We recognize recurring subscriptions and software-related support services revenue monthly over the term of the relevant service period, which is typically three years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions and software-related support service contracts entered into during previous quarters. Consequently, a decline in new or renewed recurring subscriptions and software-related support service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions and software-related support services are not reflected in full in our results of operations until future periods. Revenue from our recurring subscriptions and software-related support services also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal software-related service contracts must be recognized over the applicable service period.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and adversely affect our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

•	Develop and enhance our solutions;

•	Continue to expand our technology development, sales and marketing organizations;

•	Hire, train and retain employees;

•	Respond to competitive pressures or unanticipated working capital requirements; or

•	Pursue acquisition opportunities.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

Because our long-term success depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 42.6% of our total revenue for the six months ended August 31, 2012. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

•	Fluctuations in currency exchange rates;

•	Unexpected changes in foreign regulatory requirements;

•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	Difficulties in managing and staffing international operations, including differences in labor laws;

•	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	Localization of our solutions, including translation into foreign languages and associated expenses;

•	The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy and data security;

•	Requirements for regional hosting of customer solutions and data, which may require additional capital expenditures necessary to set up new data centers;

•	Increased financial accounting and reporting burdens and complexities;

•	Political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	Reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenue or profitability.

From time to time, we may become defendants in legal proceedings as to which we are unable to assess our exposure and which could become significant liabilities in the event of an adverse judgment.

We may become defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risk related to these suits, and we may be unable to accurately assess our level of exposure.

We are required to comply with U.S. export control laws and regulations. Noncompliance with those laws and regulations could have a material adverse effect on our business.

Our solutions are subject to U.S. export controls and we incorporate encryption technology into certain of our solutions. These encrypted solutions and the underlying technology may be exported outside the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration. U.S. export control laws and economic sanctions prohibit the shipment of certain solutions and services to U.S. embargoed or sanctioned countries, governments and persons and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Penalties for violations of the U.S. export control laws include fines of up to $250,000 or twice the value of the transaction, whichever is greater, per violation, the possible loss of export or import privileges and criminal action for knowing or willful violations.

Further, if our operating partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, become the subject of government investigations or penalties, and incur reputational harm.

In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to sell our solutions or could limit our customers’ ability to implement our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.

Our facilities in California are located near known earthquake faults, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could negatively impact our operations.

Our facilities in the San Francisco Bay Area are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

We may be subject to additional tax liabilities.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which such laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

Changes in existing financial accounting standards or practices, or taxation rules or practices, may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.

Risks Relating to Owning Our Common Stock

Our share price may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	Actual or anticipated fluctuations in our financial condition and results of operations;

•	Overall conditions in our industry and market;

•	Addition or loss of significant customers;

•	Changes in laws or regulations applicable to our products;

•	Actual or anticipated changes in our growth rate relative to our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Competition from existing products or new products that may emerge;

•	Issuance of new or updated research or reports by securities analysts;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	Sales of our common stock by us or our stockholders;

•	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	The expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and

•	General economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales of our common stock in the public market could cause our share price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 31, 2012, we have 25,055,452 shares of common stock outstanding, assuming no exercise of outstanding options.

All of the common stock sold in the IPO is freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. 19,961,961 shares of common stock outstanding as of August 31, 2012 are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the final IPO prospectus, subject to certain extensions.

The underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements with the underwriters prior to expiration of the lock-up period.

The holders of 8,998,617 shares of common stock, or 44.3% based on shares outstanding as of August 31, 2012, will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our common stock could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2003 Stock Plan and 2012 Equity Compensation Plan. Our 2012 Equity Compensation Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. These shares can be freely sold in the public market upon issuance and vesting, subject to a lock-up period of at least 180 days and other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

As a result of becoming a public company, we are obligated to develop and maintain a system of effective internal controls over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may become more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our management team may invest or spend the proceeds of the IPO in ways with which you may not agree or in ways which may not yield a return.

The net proceeds from the IPO may be used for working capital purposes and for other general corporate purposes, including the research and development of new products, sales and marketing activities, to finance acquisition opportunities and other capital expenditures. Although we may also use a portion of the net proceeds to acquire complementary products, services, technologies or businesses, we have no current understandings, agreements or commitments to do so at this time.

Our management will have considerable discretion in the application of the net proceeds, and the net proceeds may be used for corporate purposes that do not improve our results of operations or increase our market value.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 70.5% of our outstanding common stock, as of August 31, 2012. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	Delaying, deferring or preventing a change in corporate control;

•	Impeding a merger, consolidation, takeover or other business combination involving us; or

•	Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws, each as amended, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	Authorize our board of directors to issue, without further action by the stockholders up to 10,000,000 shares of undesignated preferred stock;

•	Require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	Specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of the Board, the Chief Executive Officer or the President;

•

Establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	Provide that directors may be removed only for cause;

•	Provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	Establish that our board of directors is divided into three classes — Class I, Class II and Class III — with each class serving staggered terms; and

•	Require a super-majority of votes to amend certain of the above-mentioned provisions.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Sale of Unregistered Securities

From June 1, 2012 through August 31, 2012, we granted to our directors, employees, consultants and other service providers options to purchase an aggregate of 38,505 shares of common stock under our 2003 Equity Incentive Plan, at an exercise price of $16 per share, for an aggregate exercise price of $0.6 million.

From June 1, 2012 through August 31, 2012, we issued and sold to our directors, employees, consultants and other service providers an aggregate of 126,653 shares of common stock upon the exercise of options under the 2003 Plan at exercise prices ranging from $0.35 to $8.75 per share, for an aggregate exercise price of $0.1 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the Registrant’s board of directors, or Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each recipient of the securities in these transactions represented his or her intention to acquire the securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the share certificates issued in each such transaction. In each case, the recipient represented that such recipient had received adequate information about the Registrant or had adequate access, through his or her relationship with the Registrant, to information about the Registrant.

b)	Use of Proceeds from Public Offering of Common Stock

On July 31, 2012, we closed our initial public offering of 4,687,500 shares of our common stock, which included 3,750,000 shares of common stock sold by us and 937,500 shares of common stock sold by the selling stockholders. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-179558), which was declared effective by the SEC on July 25, 2012. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The offering did not terminate until after the sale of all of the shares registered on the registration statement. Merrill Lynch, Pierce, Fenner & Smith Incorporated, William Blair & Company, L.L.C., Pacific Crest Securities, Canaccord Genuity Inc. and Needham & Company, LLC acted as the underwriters. The public offering price of the shares sold in the offering was $15.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us were approximately $52.3 million. After deducting underwriting discounts and commissions of approximately $3.9 million and offering expenses payable by us of approximately $3.0 million, we received approximately $49.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 26, 2012 pursuant to Rule 424(b) of the Securities Act.

We anticipate that we will use the net proceeds from the initial public offering for general corporate purposes and other operating expenses, including: capital expenditures, expenditures relating to the expansion of our operations, sales and marketing expenses and general and administrative expenses. In addition, if appropriate opportunities arise to acquire or invest in complementary businesses, product lines, products or technologies, we may use a portion of the net proceeds for such acquisition or investment. However, we are not currently discussing any such potential acquisition or investment with any third party. We may also use a portion of the net proceeds for repayment of our existing indebtedness. The amount and timing of these expenditures will vary depending on a number of factors, including competitive and technological developments and the rate of growth, if any, of our business. We will have broad discretion in the way we use the net proceeds. Pending their use, we plan to invest our net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E2OPEN, INC.

Date: October 12, 2012	By:	/s/ Mark E. Woodward
Mark E. Woodward
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 12, 2012	By:	/s/ Peter J. Maloney
Peter J. Maloney
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a management contract or compensatory plan.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.