Form 10-Q
period 2012-11-30
E2open Inc
filed 2013-01-14
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 25,063,615 shares of the registrant’s Common Stock issued and outstanding as of November 30, 2012.

E2OPEN, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of November 30, 2012 (unaudited) and February 29, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended November 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 2012 and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	54

Item 6.	Exhibits.	54

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

E2OPEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	November 30, 2012	February 29, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,084	$10,219
Short-term investments	15,446	—
Accounts receivable, net of allowance of $12 and $24	19,776	16,304
Prepaid expenses and other current assets	2,566	3,211

Total current assets	55,872	29,734
Long-term investments	9,686	—
Property and equipment, net	2,570	2,249
Other assets	868	710

Total Assets	$68,996	$32,693

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,684	$9,142
Deferred revenue	34,884	38,101
Lines of credit	—	9,650
Current portion of notes payable and capital lease obligations	913	1,003

Total current liabilities	46,481	57,896
Deferred revenue	1,347	6,958
Notes payable and capital lease obligations, net of current portion	210	668
Other noncurrent liabilities	412	505

Total liabilities	48,450	66,027

Commitments and contingencies (note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value. 10,000,000 authorized shares, 0 shares issued and outstanding	—	—
Series AA preferred stock, $0.001 par value. 4,571,428 authorized shares; 3,925,726 shares issued and outstanding as of February 29, 2012	—	13,336
Series BB preferred stock, $0.001 par value. 2,857,142 authorized shares; 2,327,672 shares issued and outstanding as of February 29, 2012	—	26,560
Series CC preferred stock, $0.001 par value. 4,357,142 authorized shares, 2,882,529 shares issued and outstanding as of February 29, 2012	—	27,259
Series D preferred stock, $0.001 par value. 5,714,285 authorized shares; 4,670,687 shares issued and outstanding as of February 29, 2012	—	16,336
Common stock, $0.001 par value. 100,000,000 authorized shares, 25,033,463 and 6,262,480 shares issued and outstanding as of November 30, 2012 and February 29, 2012	25	6
Additional paid-in capital	359,048	223,776
Accumulated other comprehensive income (loss)	(17)	9
Accumulated deficit	(338,510)	(340,616)

Total stockholders’ equity (deficit)	20,546	(33,334)

Total liabilities and stockholders’ equity (deficit)	$68,996	$32,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Revenue
Subscriptions and support	$11,215	$9,315	$32,160	$26,563
Professional services and other	7,748	5,494	25,167	16,099

Total revenue	18,963	14,809	57,327	42,662

Cost of revenue
Subscriptions and support	2,175	1,928	6,212	5,599
Professional services and other	3,691	3,529	11,008	10,224

Total cost of revenue	5,866	5,457	17,220	15,823

Gross profit
Subscriptions and support	9,040	7,387	25,948	20,964
Professional services and other	4,057	1,965	14,159	5,875

Total gross profit	13,097	9,352	40,107	26,839

Operating expenses:
Research and development	3,621	3,401	11,270	9,880
Sales and marketing	7,393	5,113	20,168	13,161
General and administrative	2,050	1,661	6,109	4,305

Total operating expenses	13,064	10,175	37,547	27,346

Income (loss) from operations	33	(823)	2,560	(507)
Interest and other expense, net	(53)	(242)	(317)	(457)

Income (loss) before income taxes	(20)	(1,065)	2,243	(964)
Provision for income taxes	(62)	(48)	(137)	(122)

Net income (loss)	$(82)	$(1,113)	$2,106	$(1,086)

Net income (loss) per share:
Basic	$—	$(0.19)	$0.13	$(0.18)

Diluted	$—	$(0.19)	$0.08	$(0.18)

Weighted average shares used to compute net income (loss) per share:
Basic	25,021	5,985	16,243	5,880

Diluted	25,021	5,985	25,882	5,880

Other comprehensive income (loss), net:
Net unrealized gains (losses) on investments	6	—	5	—
Net foreign currency translation gains (losses)	(7)	3	(31)	3

Total other comprehensive income (loss)	(1)	3	(26)	3

Total comprehensive income (loss)	$(83)	$(1,110)	$2,080	$(1,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,106	$(1,086)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,571	410
Depreciation and amortization	1,196	1,150
Other	245	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,472)	(2,525)
Prepaid expenses and other current assets	628	(72)
Accounts payable and accrued liabilities	1,521	1,207
Deferred revenue	(8,828)	(1,109)
Other noncurrent liabilities	(62)	29

Net cash used in operating activities	(5,095)	(1,996)

Cash flows from investing activities:
Capital expenditures	(1,117)	(495)
Purchase of marketable securities	(28,414)	—
Proceeds from sale and maturities of marketable securities	3,271	—
Long-term deposits and restricted cash	26	(89)

Net cash used in investing activities	(26,234)	(584)

Cash flows from financing activities:
Proceeds from bank debt	30,300	31,102
Repayments of bank debt	(39,950)	(27,710)
Repayments of notes payable and capital lease obligations	(1,895)	(873)
Proceeds from initial public offering, net of underwriting discounts and commissions	52,313	—
Payments of deferred initial public offering costs	(2,410)	(130)
Issuance of preferred stock upon exercise of warrants, net of issuance costs	700	145
Proceeds from exercise of common share options	170	31
Repurchase of fractional shares from reverse stock split	(3)	—

Net cash provided by financing activities	39,225	2,565

Effect of exchange rate changes on cash and cash equivalents	(31)	(2)

Net increase (decrease) in cash and cash equivalents	7,865	(17)
Cash and cash equivalents at beginning of period	10,219	10,060

Cash and cash equivalents at end of period	$18,084	$10,043

Supplemental cash flow information:
Cash paid during the period:
Interest	$208	$137

Income taxes	$119	$87

Noncash financing and investing activities:
Property, software and equipment acquired under notes payable and capital leases	$73	$152

Vesting of early exercised options	$33	$59

Automatic conversion of preferred stock to common stock in connection with IPO	$84,191	$—

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

Initial Public Offering

On July 31, 2012, the Company closed its initial public offering (“IPO”) of 4,687,500 shares of its common stock, which included 3,750,000 shares of common stock sold by the Company and 937,500 shares of common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $15.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-179558), which was declared effective by the SEC on July 25, 2012. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total proceeds from the offering to the Company, net of underwriting discounts and commissions of approximately $3.9 million, were approximately $52.3 million. After deducting offering expenses paid by us of approximately $3.0 million, we received approximately $49.3 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 14,845,528 shares of common stock.

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

On June 29, 2012, the Company effected a 1-for-35 reverse stock split of our preferred stock and common stock. Upon the effectiveness of the reverse stock split, (i) every 35 shares of outstanding preferred stock and common stock was decreased to one share of preferred stock or common stock, as applicable, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 1-for-35 basis and (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a 1-for-35 basis. All of the share numbers, share prices and exercise prices have been adjusted within the consolidated financial statements, on a retroactive basis, to reflect this 1-for-35 reverse stock split.

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

Subscriptions and Support. The Company offers on-demand software solutions, which enable its customers to have constant access to its solutions without the need to manage and support the software and associated hardware themselves. The Company houses the hardware and software in third-party facilities, and provides its customers with access to the software solutions, along with data security and storage, backup, and recovery services. The Company’s customer contracts typically have a term of three years. The Company invoices its customers for subscriptions and support in advance for annual use of the software solutions. The Company’s payment terms typically require customers to pay within 30 to 90 days from the invoice date.

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

Delivery . The Company typically considers delivery to have occurred when the on-demand software solutions are made available to the customer or services have been rendered. In arrangements where an existing customer purchases additional solutions, delivery occurs upon commencement of the contractual term.

Fixed or Determinable Fee . The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within its standard payment terms. If the fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable.

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

The Company excludes from revenue sales and other taxes collected on behalf of customers and remitted to governmental authorities.

Investments in debt and marketable equity securities

The Company classifies all of its investments in debt and marketable equity securities as available-for-sale. Available-for-sale securities that the Company intends to hold for less than one year are classified as short term investments on the balance sheet, regardless of whether the stated maturity is greater than one year from the current balance sheet date. Investments that the Company intends to hold for more than one year are classified as long-term assets on the balance sheet. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). For the three and nine months ended November 30, 2012, realized and unrealized gains and losses on investments were not material. We had no investments in debt and equity securities as of November 30, 2011 and February 29, 2012. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. For the three and nine months ended November 30, 2012, there is no impairment charge recorded in the consolidated statements of operations.

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

Recently Issued and Adopted Accounting Guidance

On June 16, 2011, the FASB issued new guidance on the presentation of other comprehensive income (loss) in financial statements. Under this new accounting guidance, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new accounting guidance eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the new accounting guidance retrospectively. For a public entity, the new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of the new accounting guidance effective March 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Cash and investments

The following table presents cash, cash equivalents and available-for-sale securities for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
November 30, 2012 (unaudited):
Cash	$969	$—	$—	$969
Cash equivalents:
Money market accounts	4,391	—	—	4,391
Money market funds	926	—	—	926
Commercial paper	11,797	1	—	11,798
Short-term investments:
Commercial paper	11,477	3	—	11,480
Corporate debt securities	1,099	1	(1)	1,099
Agency debt securities	1,854	—	—	1,854
Municipal debt securities	601	—	—	601
Mortgage-backed securities	412	—	—	412
Long-term investments:
Corporate debt securities	5,223	5	(3)	5,225
Asset-backed securities	2,665	1	—	2,666
Mortgage-backed securities	1,296	1	(1)	1,296
Municipal debt securities	500	—	(1)	499

Total cash, cash equivalents, and investments	$43,210	$12	$(6)	$43,216

February 29, 2012
Cash	$8,189	$—	$—	$8,189
Cash equivalents:
Money market accounts	2,030	—	—	2,030

Total cash and cash equivalents	$10,219	$—	$—	$10,219

The following table presents available-for-sale securities, recorded in cash equivalents and investments, by contractual maturity date as of November 30, 2012 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$27,241	$27,244
Due after one year through two years	9,684	9,686

Total	$36,925	$36,930

For the three and nine months ended November 30, 2012, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of November 30, 2012, the Company did not consider any of its available-for-sale securities to be other-than-temporarily impaired.

(3) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the dates presented consisted of the following (in thousands):

	November 30, 2012	February 29, 2012
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,380	$618
Deferred initial public offering costs	—	1,246
Other prepaid expenses and other current assets	1,186	1,347

	$2,566	$3,211

Property and equipment, net:
Computer equipment	$8,906	$7,958
Software	8,440	8,259
Furniture and fixtures	119	87
Leasehold improvements	485	430

	17,950	16,734
Less accumulated depreciation and amortization	(15,380)	(14,485)

	$2,570	$2,249

Allowance for doubtful accounts:
Balance, beginning of period	$24	$28
Add: Provision for doubtful accounts	43	67
Less: write-offs	(55)	(71)

Balance, end of period	$12	$24

Accumulated depreciation and amortization of property and equipment:
Balance, beginning of period	$14,485	$21,026
Add: Depreciation and amortization	1,196	1,526
Less: disposals, write-offs and other	(301)	(8,067)

Balance, end of period	$15,380	$14,485

Specific incremental costs directly associated with the Company’s IPO, primarily legal, accounting and printing costs, were deferred and reflected as an asset until its reclassification to stockholders’ equity (deficit) upon closing of the IPO in July 2012.

Property, software and equipment financed through capital leases and notes payable included above aggregated $73,000 as of November 30, 2012. Amortization on these assets was $8,000 as of November 30, 2012. Amortization of assets held under capital leases and notes payable is included with depreciation expense and software license expense. There was no equipment and software under capital leases as of February 29, 2012.

Other assets consist primarily of security deposits held by lessors of the Company’s office facilities and the noncurrent portion of prepaid expenses.

	November 30, 2012	February 29, 2012
	(Unaudited)
Accounts payable and accrued liabilities:
Accrued compensation costs	$5,628	$5,326
Trade accounts payable	3,159	2,028
Accrued taxes and other	1,897	1,788

	$10,684	$9,142

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

(5) Notes Payable and Capital Lease Obligation

For the three and nine months ended November 30, 2012, the Company financed the payments for certain software and related support and maintenance, and insurance premiums with notes payable and capital lease obligations. The total amount financed was $1.6 million as of November 30, 2012. The term of the notes payable are between nine months and three years, and the notes bear interest at rates ranging from 3.03% to 13.13% per annum. The total principal payments remaining under the notes payable and capital lease obligations of $1.1 million become due as of November 30, 2012 as follows (in thousands):

Fiscal year ending:
2013 (remaining 3 months)	$369
2014	580
2015	141
2016	33

$1,123

(6) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company, or Seagate PLC. Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of the Company’s customers and the Company received payments from Seagate LLC relating to subscriptions to the Company’s solutions. The Company received payments of $3,082,000 and $2,309,000 for the nine months ended November 30, 2012 and 2011, and $2,176,000 and $1,692,000 for the three months ended November 30, 2012 and 2011.

(7) Commitments and Contingencies

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense was $0.5 million and $0.4 million for the three months ended November 30, 2012 and 2011, and $1.4 million and $1.3 million for the nine months ended November 30, 2012 and 2011. Future minimum lease payments under noncancelable operating leases as of November 30, 2012 are as follows (in thousands):

Fiscal year ending:
2013 (remaining 3 months)	$456
2014	1,446
2015	1,525
2016	1,222
2017	1,258
Thereafter	1,836

Total minimum lease payments	$7,743

Several of the operating lease agreements require the Company to provide security deposits. As of November 30, 2012 and February 29, 2012, lease deposits totaled $339,000 and $346,000. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the consolidated balance sheets.

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

(8) Interest and other expense, net

Interest and other expense, net for the periods presented consisted of the following (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Interest expense	$33	$48	$211	$138
Bank financing fees	12	46	127	131
Foreign exchange losses (gains)—realized and unrealized, net	(47)	149	104	191
Losses (gains) from foreign currency contracts—realized and unrealized, net	95	—	(76)	—
Interest income	(40)	(1)	(48)	(3)
Other, net	—	—	(1)	—

	$53	$242	$317	$457

(9) Income Taxes

The Company records its interim provision for income taxes based on its estimated annual effective tax rate for the year. The income tax provision for the three months ended November 30, 2012 and 2011 was $62,000 and $48,000, and for the nine months ended November 30, 2012 and 2011 was $137,000 and $122,000. The Company has incurred operating losses for most years since inception. As of February 29, 2012, we had net operating loss, or NOL, carryforwards for federal income tax purposes of $316.5 million, which begin to expire in fiscal 2023, and have NOL carryforwards for state income tax purposes of $118.3 million, which begin to expire in fiscal 2013. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards. The deferred tax asset associated with the NOLs is $94.6 million. As a result of those continuing losses, management has determined insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for estimated federal alternative minimum taxes, state and foreign income taxes, as well as income taxes in foreign jurisdictions. The Company’s effective tax rates differ from the statutory rate due primarily to valuation allowances on our deferred taxes, state taxes, foreign taxes, and tax contingencies.

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely. There is $572,000 of undistributed earnings of the Company’s foreign subsidiaries as of November 30, 2012. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

As of February 29, 2012, the total amount of gross unrecognized tax benefits was $4.0 million, of which $0.2 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of gross interest and penalties accrued was $92,000 in 2012, and was classified as other noncurrent liabilities in the consolidated balance sheets. The Company believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. The Company is not currently under examination or audit by any taxing authorities. For the nine months ended November 30, 2012, there has been no material change in the total amount or composition of the Company’s unrecognized tax benefits. The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2012 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2004 to 2012.

(10) Stock-based Compensation

Options and Awards Granted to Employees

In June 2012, the Board adopted the 2012 Stock Plan (“2012 Plan”), which was subsequently approved by the Company’s stockholders. Upon the completion of the IPO, all shares that were reserved under the 2003 Stock Plan but not issued were assumed by the 2012 Plan. No additional shares will be issued under the 2003 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. No awards under the 2012 Plan were granted prior to the Company’s IPO. As of November 30, 2012 and February 29, 2012, there were 5,492,338 and 2,816,587 shares of common stock reserved for issuance.

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

Some options granted are immediately exercisable and any unvested portion of the shares acquired upon early exercise is subject to a right of repurchase by the Company upon the employee’s termination at the original purchase price. The right of repurchase lapses as the options vest, which is generally over the four-year vesting period of the related options. As of November 30, 2012 and February 29, 2012, there were 30,152 and 125,633 shares exercised that were subject to repurchase. The $10,553 and $43,972 aggregate exercise price of the options subject to repurchase as of November 30, 2012 and February 29, 2012 is recorded in other noncurrent liabilities and will be amortized to equity as the options vest.

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial-based performance requirements that must be achieved by February 28, 2013, and the employee’s continued employment through February 28, 2013, before vesting can occur. For the three and nine months ended November 30, 2011, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on current and expected operational results at that time, it was not probable that the associated financial performance requirements would be achieved. In March 2012, the Board of Directors approved a modification of the financial performance requirements. The modified requirements were deemed probable of achievement and, accordingly, the Company started to recognize the compensation expense related to the modified awards. For the three months and nine months ended November 30, 2012, the Company recognized $204,000 and $556,000 compensation expense related to these awards. The unrecognized compensation expense related to these options is $2,655,000 as of November 30, 2012. To the extent the Company’s estimate of the timing of achievement of the performance requirements changes in the future, the timing of recognition of the related compensation expense may change.

In September and October 2012, the Company awarded 107,250 restricted stock units to certain employees at a per share weighted average grant date fair value of $13.79. The restricted stock units vest 25% on the one year anniversary of the award grant date, and then 25% will vest each year thereafter on the annual anniversary of the award grant date for three additional years. Total compensation expense for these awards recorded in the consolidated statement of operations for the three and nine months ended November 30, 2012 was $55,000. As of November 30, 2012, none of the awards were vested or released. The unrecognized compensation expense related to these awards is $1,042,000 as of November 30, 2012 which is expected to be recognized over a weighted average period of 3.83 years.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Expected term (in years)	6.05	6.05	5.99	6.08
Expected stock price volatility	51.6%	47.0%	50.0% - 55.0%	44.0% - 48.0%
Risk-free interest rate	0.8%	1.4%	0.8% - 1.3%	1.4% - 2.5%
Expected dividend yield	—	—	—	—

As of November 30, 2012 and February 29, 2012, the Company had $6,313,000 and $811,000 of unrecognized compensation expense, excluding estimated forfeitures, related to unvested stock option and awards, which are expected to be recognized over a weighted average period of 2.42 years and 2.69 years.

As of November 30, 2012 and February 29, 2012, there were 2,388,326 and 154,369 shares available for future grants under the Plan.

Activity under the Plan is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining term
Balance of options outstanding, February 29, 2012	2,816,349	$2.45	8.05 years
Options granted	464,385	12.06
Options exercised	(208,909)	0.81
Options canceled and forfeited	(75,200)	3.46

Balance of options outstanding, November 30, 2012	2,996,625	3.88	7.83 years

Balance of options expected to vest as of February 29, 2012	2,190,981	2.10	7.68 years
Balance of options exercisable as of February 29, 2012	1,041,214	1.05	6.23 years
Balance of options expected to vest as of November 30, 2012	2,774,236	3.71	7.75 years
Balance of options exercisable as of November 30, 2012	1,254,987	2.01	6.54 years

The weighted average grant date fair value of the employee stock options granted during the three months ended November 30, 2012 and November 30, 2011 was $13.83 and $0.11, and for the nine months ended November 30, 2012 and November 30, 2011 was $12.06 and $0.09.

The intrinsic values of employee stock options exercised during the three months ended November 30, 2012 and November 30, 2011 was $109,000 and $43,000, and for the nine months ended November 30, 2012 and November 30, 2011 was $2,066,000 and $247,000. The intrinsic values of vested shares as of November 30, 2012 and February 29, 2012 were $15,188,749 and $1,942,000.

As of November 30, 2012 and February 29, 2012, the number of unvested options was 1,741,638 and 1,775,373. Compensation expense recorded for share-based payments amounted to $610,000 and $165,000 for the three months ended November 30, 2012 and 2011 and $1,571,000 and $410,000 for the nine months ended November 30, 2012 and 2011. No compensation expense was capitalized during the three and nine months ended November 30, 2012 and 2011.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Cost of revenue	$181	$46	$444	$122
Research and development	52	20	130	53
Sales and marketing	206	53	488	135
General and administrative	171	46	509	100

	$610	$165	$1,571	$410

(11) Net Income (Loss) Per Share Attributable to Common Stockholders

For the three and the nine months ended November 30, 2012 and 2011, the Company’s basic and diluted net income per share are presented in conformity with the two-class method, which is required because the Company issued securities other than common stock that participate in earnings with the common stock (“participating securities”), to compute the net income per share attributable to common stockholders. The Company determined that it had participating securities in the form of convertible preferred stock for the periods up to their conversion immediately prior to the Company’s initial public offering declared effective on July 25, 2012 when all convertible preferred shares were converted to common stock. For the three and nine months ended November 30, 2012, we calculated the net earnings (loss) allocated to preferred stockholders for the period up to their conversion, in accordance with calculating the net income (loss) attributable to common stockholders under the two-class method. For the period from March 1, 2012 (beginning of fiscal 2013) through the Company’s initial public offering in July 2012, the Company had a net loss, as such, there were no undistributed earnings allocable to preferred stockholders.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders
Net income (loss)	$(82)	$(1,113)	$2,106	$(1,086)
Less: undistributed earnings allocated to preferred stockholders	—	—	—	—

Net income (loss) attributable to common stockholders	$(82)	$(1,113)	$2,106	$(1,086)

Basic shares:
Weighted average common shares outstanding	25,021	5,985	16,243	5,880

Diluted shares:
Weighted average common shares outstanding	25,021	5,985	16,243	5,880
Weighted average effect of dilutive stock options	—	—	1,678	—
Weighted average effect of restricted stock units			25
Weighted average effect of convertible preferred stock	—	—	7,936	—

	25,021	5,985	25,882	5,880

Net income (loss) per share attributable to common stock holders:
Basic	$—	$(0.19)	$0.13	$(0.18)

Diluted	$—	$(0.19)	$0.08	$(0.18)

The following outstanding shares, options, restricted stock units and warrants were excluded from the computation of diluted net income per share in the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Options to purchase common stock	1,743	906	159	2,816
Convertible preferred stock	—	14,771	—	14,771
Preferred stock warrants	—	189	—	189
Unvested common shares subject to repurchase	38	181	—	181
Restricted stock units	107	—	—	—

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of November 30, 2012 and February 29, 2012, are summarized as follows (in thousands):

	November 30, 2012				February 29, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$4,391	$—	$—	$4,391	$2,030	$—	$—	$2,030
Money market funds	926	—	—	926	—	—	—	—
Commercial paper	—	11,798	—	11,798	—	—	—	—
Short-term investments:
Commercial paper	—	11,480	—	11,480	—	—	—	—
Corporate debt securities	—	1,099	—	1,099	—	—	—	—
Agency bonds	—	1,854	—	1,854	—	—	—	—
Municipal bonds	—	601	—	601	—	—	—	—
Mortgage backed securities	—	412	—	412	—	—	—	—
Other current assets:
Foreign currency forward contracts	—	55	—	55	—	158	—	158
Long-term investments:
Corporate debt securities	—	5,225	—	5,225	—	—	—	—
Asset backed securities	—	2,666	—	2,666	—	—	—	—
Mortgage backed securities	—	1,296	—	1,296	—	—	—	—
Municipal bonds	—	499	—	499	—	—	—	—
Other noncurrent assets:
Certificate of deposit	16	—	—	16	56	—	—	56

Total assets	$5,333	$36,985	$—	$42,318	$2,086	$158	$—	$2,244

Other current liabilities:
Foreign currency forward contracts	—	121	—	121	—	—	—	—

Total liabilities	$—	$121	$—	$121	$—	$—	$—	$—

In fiscal 2012 and the nine months ended November 30, 2012, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of November 30, 2012 and February 29, 2012 (in USD thousands, except average contract rate):

	November 30, 2012			February 29, 2012
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Euro	$6,840	1.3	$(125)	$4,387	1.3	$83
Malaysian Ringgit	(2,400)	3.1	59	(2,032)	3.1	75

Total	$4,440		$(66)	2,355		$158

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(13) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Three months ended November 30, 2012		Three months ended November 30, 2011		Nine months ended November 30, 2012		Nine months ended November 30, 2011
	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable
Customer A	16%	*	*	*	13%	*	12%	*
Customer B	*	13%	17%	14%	18	13%	18	14%
Customer C	*	*	*	10	10	*	*	10
Customer D	*	14	*	13	*	14	*	13

*	Indicates less than 10%

The revenue from Customer B for the nine months ended November 30, 2012 included revenue associated with a material modification to an existing agreement that resulted in recognition of revenue earlier than would otherwise have occurred.

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Revenue by geographic region:
Americas	$14,275	$13,174	$45,333	$35,724
Europe	4,517	1,494	11,503	6,559
Asia	171	141	491	379

Total	$18,963	$14,809	$57,327	$42,662

Countries accounting for 10% or more of revenue were as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Revenue by country:
United States	65.8%	68.0%	59.9%	64.4%
Canada	*	20.7	19.2	20.6
United Kingdom	11.4	*	*	*

*	Indicates less than 10%

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

As of November 30, 2012, we had 294 customers, of which 69 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 225 customers purchase our network connectivity solutions directly. For the nine months ended November 30, 2012, Enterprise Customers represented 99.6% of total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them seven of the top ten as designated in the Gartner Supply Chain Top 25. The E2open Business Network is a community comprised of our customers, over 34,000 unique registered trading partners and over 105,000 unique registered users.

On July 25, 2012, we sold 4,687,500 shares of common stock to the public (inclusive of 937,500 shares of common stock sold by selling stockholders) The public offering price of the shares sold in the offering was $15.00 per share. After deducting underwriting discounts and commissions and offering expenses paid by us, the aggregate net proceeds received by us totaled approximately $49.3 million.

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Sweden, Malaysia and Taiwan. For the three months ended November 30, 2012 and 2011, the percentage of our revenue generated outside of the United States was 34.2% and 32.0%. For the nine months ended November 30, 2012 and 2011, the percentage of our revenue generated outside of the United States was 40.1% and 35.6%. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In 2011, we grew our sales team in Europe. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In the nine months of fiscal 2013 we opened offices in Paris, France and Stockholm, Sweden, and continued to hire sales personnel in the United States, Europe and China. We intend to make additional investments outside of the United States in order to expand our geographic reach.

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

We face challenges and risks related to the growth of our business, similar to other software companies, including the general economic environment, aggressive competition and prospective customers electing to postpone purchase decisions or maintain the status quo. We also face challenges and risks that may be unique to our own growth initiatives. We mitigate those risks, in part, by creating a balanced portfolio of growth initiatives while managing such risks to the best of our ability based on our prior experience and operating history. For example, one of our strategies relies upon our entrance into new vertical markets. Through our experience of entering into new markets, such as the Telecommunications, Technology and Consumer Products sectors, we believe we are better prepared to enter into adjacent markets due to this experience. A subsequent strategy involves expanding our target market to include mid-market customers. We believe our understanding of the complexities surrounding our existing customers has prepared us for evaluating and transitioning our solutions to be applicable to mid-market customers. Historically, we have collaborated, and will continue to interact, with our existing customers to define our product roadmap and specific functionalities. Many of our products, which resulted from such collaboration, have been purchased by our customers. For a more detailed analysis of the risks we face, see “Risk Factors.”

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
	(In thousands)
Revenue by type:
Subscriptions and support	$11,215	$9,315	$32,160	$26,563
Professional services	7,748	5,494	25,167	16,099

Total	$18,963	$14,809	$57,327	$42,662

Percentage of revenue by type:
Subscriptions and support	59.1%	62.9%	56.1%	62.3%
Professional services	40.9	37.1	43.9	37.7

Total	100.0%	100.0%	100.0%	100.0%

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

Bookings, Billings and Backlog. We generally recognize subscription and support revenue from our customer agreements ratably over the terms of those agreements. For this reason, a significant portion of our revenue in any period will be from customer agreements signed in prior periods rather than new business activity signed during such period. In order to assess our business performance with metrics that more fully reflect current period business activity, we track bookings, billings and backlog. Bookings represent the full value of customer orders or contracts signed during a reporting period. The value of our bookings is impacted by new contracts, renewals, amendments and terminations. Billings represent invoices issued to customers during the period. Backlog represents the cumulative value of bookings existing at the end of the period less the cumulative amount billed to customers. Due to the seasonality of our sales, bookings and backlog fluctuate from quarter to quarter throughout the fiscal year. During fiscal year 2012, bookings were $72.6 million, an increase of 28% over fiscal year 2011, and billings were $60.1 million, an increase of 25% over fiscal year 2011.

Number of Unique Registered Trading Partners . We define the number of unique registered trading partners as the number of distinct trading partner entities currently connected to the E2open Business Network as of the balance sheet date. We believe the number of unique registered trading partners is a key indicator of the growth of our network and both our and our customers’ ability to receive the benefits of the network effects resulting from such growth. Growth in the number of unique registered trading partners depends, in part, on our ability to successfully develop and market our solutions to our existing customers and companies that have not yet become part of our network. In addition to the growth in number of these entities, we view a large, existing network as providing greater incentive and ease for new customers seeking to join if they share existing trading partners already operating on our system.

The number of unique registered trading partners in the E2open Business Network increased from 30,772 as of February 29, 2012 to 34,740 as of November 30, 2012, or by 12.9%. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users . We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased from 88,012 as of February 29, 2012 to 105,060 as of November 30, 2012 or by 19.4%.

Key Financial Performance Measures

We monitor the key financial metrics set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “—Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
	(In thousands)
Revenue	$18,963	$14,809	$57,327	$42,662
Gross profit	$13,097	$9,352	$40,107	$26,839
Gross margin	69.1%	63.2%	70.0%	62.9%
Net income (loss)	$(82)	$(1,113)	$2,106	$(1,086)
Adjusted EBITDA (1)	$1,044	$(287)	$5,327	$1,053
Operating cash flow	$1,312	$835	$(5,095)	$(1,996)
Free cash flow (2)	$(1,242)	$697	$(6,212)	$(2,491)

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

Gross Profit and Gross Margin. Gross profit and gross margin have been and will continue to be affected by a variety of factors, including the average sales price of our products, the mix of solutions sold, the mix of revenue between subscriptions and support and professional services, and our level of investment in operating infrastructure. Our gross profit and gross margin for the three months ended November 30, 2012 was $13.1 million, or 69.1% compared to $9.4 million, or 63.2% for the three months ended November 30, 2011, and our gross profit and gross margin for the nine months ended November 30, 2012 was $40.1 million, or 70.0% compared to $26.8 million, or 62.9% for the nine months ended November 30, 2011. We expect gross profit and gross margin to improve for fiscal 2013 compared to fiscal 2012.

Gross margin on subscriptions and support revenue was 80.6% and gross margin on professional services revenue was 52.4% for the three months ended November 30, 2012. Gross margin on subscriptions and support revenue was 80.7% and gross margin on professional services revenue was 56.3% for the nine months ended November 30, 2012. Gross margin on subscriptions and support revenue was 79.3% and gross margin on professional services revenue was 35.8% for the three months ended November 30, 2011. Gross margin on subscriptions and support revenue was 78.9% and gross margin on professional services revenue was 36.5% for the nine months ended November 30, 2011. An increase in the proportion of our total revenue generated by sales of subscriptions and support for our on-demand software applications would increase our overall margins, due to the higher margins on subscriptions and support compared to professional services. Our gross margin may also fluctuate due to the timing of revenue recognition for our on-demand software solutions and services, since our cost of revenue is recognized as incurred whereas revenue on certain arrangements with customers is recognized ratably over the contract term.

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

For the three months ended November 30, 2012, Adjusted EBITDA was $1.0 million compared to $(0.3) million for the three months ended November 30, 2011 and for the nine months ended November 30, 2012, Adjusted EBITDA was $5.3 million compared to $1.1 million for the nine months ended November 30, 2011. The fluctuation in Adjusted EBITDA resulted primarily from our continued investment in research and development and sales and marketing.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
	(In thousands)
Reconciliation of Adjusted EBITDA
Net income	$(82)	$(1,113)	$2,106	$(1,086)
Interest and other expense, net	53	242	317	457
Provision for income taxes	62	48	137	122
Depreciation and amortization	401	371	1,196	1,150
Stock-based compensation	610	165	1,571	410

Adjusted EBITDA	$1,044	$(287)	$5,327	$1,053

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

We have historically made significant investments in product development and in selling and marketing our solutions, resulting in net use of cash in operating activities since inception. Our free cash flow was $1.2 million for the three months ended November 30, 2012, compared to $0.7 million for the three months ended November 30, 2011, and our free cash flow was $(6.2) million for the nine months ended November 30, 2012, compared to $(2.5) million for the nine months ended November 30, 2011. The decreases in free cash flow were due primarily to increased investment in research and development, sales and marketing and deployment capacity. This is consistent with our strategy to expand our product offerings and customer base to help drive future revenue growth.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
	(In thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$1,312	$835	$(5,095)	$(1,996)
Capital expenditures	(70)	(138)	(1,117)	(495)

Free cash flow	$1,242	$697	$(6,212)	$(2,491)

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

Results of Operations

Revenue, Cost of Revenue and Gross Margin

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)				(In thousands)
Revenue
Subscriptions and support	$11,215	$9,315	$1,900	20.4%	$32,160	$26,563	$5,597	21.1%
Professional services	7,748	5,494	2,254	41.0	25,167	16,099	9,068	56.3

Total revenue	18,963	14,809	4,154	28.1	57,327	42,662	14,665	34.4

Cost of revenue
Subscriptions and support	2,175	1,928	247	12.8	6,212	5,599	613	10.9
Professional services	3,691	3,529	162	4.6	11,008	10,224	784	7.7

Total cost of revenue	5,866	5,457	409	7.5	17,220	15,823	1,397	8.8

Gross profit
Subscriptions and support	9,040	7,387	1,653	22.4	25,948	20,964	4,984	23.8
Professional services	4,057	1,965	2,092	106.5	14,159	5,875	8,284	141.0

Total gross profit	$13,097	$9,352	$3,745	40.0%	$40,107	$26,839	$13,268	49.4%

Gross margin (1)
Subscriptions and support	80.6%	79.3%		1.3%	80.7%	78.9%		1.8%
Professional Services	52.4	35.8		16.6	56.3	36.5		19.8

Total gross margin	69.1%	63.2%		5.9%	70.0%	62.9%		7.1%

(1)	The table shows gross margin as a percentage of each component of revenue.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)				(In thousands)
Subscriptions and support	$53	$13	$40	307.7%	$127	$33	$94	284.8%
Professional services	128	33	95	287.9	317	89	228	256.2

	$181	$46	$135	293.5%	$444	$122	$322	263.9%

Total revenue for the three months and nine months ended November 30, 2012 was $19.0 million and $57.3 million. Subscriptions and support revenue and professional services revenue comprised 59.1% and 40.9% of total revenue for the three months ended November 30, 2012. Subscriptions and support revenue and professional services revenue comprised 56.1% and 43.9% of total revenue for the nine months ended November 30, 2012.

Total revenue for the three months ended November 30, 2012 excluded $0.5 million of revenue associated with a contract amendment that was accelerated into the quarter ended August 31, 2012, which would have been recognized in the three months ended November 30, 2012. Including this item, total revenue for the three months ended November 30, 2012 would have been $19.5 million. Subscriptions and support revenue for the three months ended November 30, 2012 would have been $11.3 million and professional services revenue for the three months ended November 30, 2012 would have been $8.2 million.

Including the revenue that was accelerated into the quarter ended August 31, 2012, total revenue increased $4.7 million, or 31.3%, for the three months ended November 30, 2012 compared to the three months ended November 30, 2011. The increase was due to a $2.0 million, or 21.1% increase in subscriptions and support and a $2.7 million, or 48.8%, increase in professional services revenue. The increase is attributable to $3.4 million of sales to new customers, and $1.2 million of sales of additional solutions and services to our existing customers.

For the three months ended November 30, 2012, we had one customer, Vodafone, that accounted for more than 10% of revenue. For the three months ended November 30, 2011, we had one customer, RIM, that accounted for more than 10% of revenue. For the three months ended November 30, 2012, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue. For the three months ended November 30, 2011, revenue attributable to customers headquartered in Canada and the United States each accounted for more than 10% of total revenue.

Total revenue for the nine months ended November 30, 2012 included $4.0 million of revenue accelerated from future periods associated with a contract amendment, of which $0.5 million would have been recognized in the remainder of fiscal 2013 and $3.5 million would have been recognized subsequent to fiscal 2013. Excluding the aforementioned item, total revenue for the nine months ended November 30, 2012 would have been $53.3 million. Subscriptions and support revenue for the nine months ended November 30, 2012 would have been $31.5 million and professional services revenue for the nine months ended November 30, 2012 would have been $21.8 million.

Excluding this item, total revenue increased $10.7 million, or 24.9%, for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011. The increase was due to a $5.0 million, or 18.6% increase in subscriptions and support and a $5.7 million, or 35.2%, increase in professional services revenue. The increase is attributable to $8.6 million sales to new customers, and $2.1 million of sales of additional solutions and services to our existing customers.

For the nine months ended November 30, 2012, we had three customers, Exostar, RIM and Vodafone, that each accounted for more than 10% of revenue. For the nine months ended November 30, 2011, we had two customers, RIM and Vodafone, that each accounted for more than 10% of revenue. For the nine months ended November 30, 2012 and 2011, revenue attributable to customers headquartered in Canada and the United States each accounted for more than 10% of total revenue.

Gross margin is impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements ratably over the contract term or only upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

Total cost of revenue increased $0.4 million, or 7.5%, for the three months ended November 30, 2012 compared to the three months ended November 30, 2011. The increase in total cost of revenue was attributable primarily to a $0.5 million increase in employee-related expenses driven by increased headcount, offset by a $0.1 million decrease in fees paid to third-party contractors.

Total cost of revenue increased $1.4 million, or 8.8%, for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011. The increase in total cost of revenue was driven primarily by increased headcount resulting in increased employee-related expenses.

Total cost of revenue fluctuates period-to-period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

Operating Expenses

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)				(In thousands)
Operating expenses
Research and development	$3,621	$3,401	$220	6.5%	$11,270	$9,880	$1,390	14.1%
Sales and marketing	7,393	5,113	2,280	44.6	20,168	13,161	7,007	53.2
General and administrative	2,050	1,661	389	23.4	6,109	4,305	1,804	41.9

Total operating expenses	$13,064	$10,175	$2,889	28.4%	$37,547	$27,346	$10,201	37.3%

The table below sets forth the functional classification of stock-based compensation expense for the periods presented:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands)				(In thousands)
Research and development	$52	$20	$32	160.0%	$130	$53	$77	145.3%
Sales and marketing	206	53	153	288.7	488	135	353	261.5
General and administrative	171	46	125	271.7	509	100	409	409.0

	$429	$119	$310	260.5%	$1,127	$288	$839	291.3%

Research and Development

Research and development expense increased $0.2 million, or 6.5%, for the three months ended November 30, 2012 compared to the three months ended November 30, 2011. The increase was attributable to an increase of $0.2 million in employee-related costs and a $0.2 million increase in software and hardware maintenance costs, offset by a reduction of $0.1 million in fees paid to third-party contract developers. As a percentage of revenue, research and development expense was 19.1% for the three months ended November 30, 2012 and 23.0% for the three months ended November 30, 2011.

Research and development expense increased $1.4 million, or 14.1%, for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011. The increase was attributable primarily to an increase of $0.8 million in employee-related costs, a $0.4 million increase in software and hardware maintenance costs, and an increase of $0.1 million in fees paid to third-party contract developers. As a percentage of revenue, research and development expense was 19.7% for the nine months ended November 30, 2012 and 23.2% for the nine months ended November 30, 2011.

Sales and Marketing

Sales and marketing expense increased $2.3 million, or 44.6%, for the three months ended November 30, 2012 compared to the three months ended November 30, 2011. The increase was attributable to an increase in employee-related costs as we continue to expand our field sales organization globally. Average headcount in sales and marketing increased from 55 for the three months ended November 30, 2011 to 82 for the three months ended November 30, 2012.

Sales and marketing expense increased $7.0 million, or 53.2%, for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011. The increase was attributable to an increase in employee-related costs as we continue to expand our field sales organization globally. Average headcount in sales and marketing increased from 48 for the nine months ended November 30, 2011 to 78 for the nine months ended November 30, 2012.

Total sales and marketing headcount increased by 43.1% from 58 as of November 30, 2011 to 83 as of November 30, 2012. As a percentage of revenue, sales and marketing expense increased from 34.5% and 30.8% for the three and nine months ended November 30, 2011 to 39.0% and 35.2% for the three and nine months ended November 30, 2012 reflecting our investment in sales and marketing to drive revenue growth.

General and Administrative

General and administrative expense increased $0.4 million, or 23.4%, for the three months ended November 30, 2012 compared to the three months ended November 30, 2011. The increase was attributable to a $0.3 million increase in employee-related expense resulting from increased headcount to support the growth of the business and the infrastructure required to support a public company . As a percentage of revenue, general and administrative expenses was 11.2% for the three months ended November 30, 2011 and 10.8% for the three months ended November 30, 2012.

General and administrative expense increased $1.8 million, or 41.9%, for the nine months ended November 30, 2012 compared to the nine months ended November 30, 2011. The increase was driven primarily by a $1.1 million increase in employee-related expense resulting from increased headcount, a $0.2 million increase in legal and accounting fees and a $0.2 million increase in facilities and overhead costs to support the growth of the business and the infrastructure required to support a public company. As a percentage of revenue, general and administrative expenses was 10.1% for the nine months ended November 30, 2011 and 10.7% for the nine months ended November 30, 2012.

Liquidity and Capital Resources

	Nine Months Ended November 30,
	2012	2011
	(In thousands)
Cash and cash equivalents at the end of the period	$18,084	$10,043
Net cash used in operating activities	(5,095)	(1,996)
Net cash used in investing activities	(26,234)	(584)
Net cash provided by financing activities	39,225	2,565

As of November 30, 2012, we had total cash, cash equivalents, short-term and long-term investments of $43.2 million, including cash and cash equivalents of $18.1 million, and short-term investments in available for sale debt securities of $15.4 million. As of November 30, 2012, we also had $9.7 million of long-term investments in available for sale debt securities.

On July 31, 2012, we received proceeds from our initial public offering of $52.3 million, net of underwriting discounts and commissions, but before deducting offering expenses.

Operating Cash Flow

Our cash flow from operating activities is significantly influenced by the amount and timing of customer payments and the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business. Net cash used in operating activities has historically resulted from losses from operations and changes in working capital.

Net cash used in operating activities was $5.1 million for the nine months ended November 30, 2012. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $2.1 million net income adjusted by non-cash stock-based compensation of $1.6 million and depreciation and amortization of $1.2 million. Additionally, we used $10.2 million from the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $8.8 million as a consequence of the recognition of revenue for the nine months ended November 30, 2012 associated with cash collected in previous periods, an increase in accounts receivable of $3.5 million due to the timing of collections from customers, offset by an increase in accounts payable of $1.5 million due to timing of payments to our suppliers, and a decrease of $0.6 million in prepaid expenses.

Net cash used in operating activities was $2.0 million for the nine months ended November 30, 2011. The use of cash in operating activities reflects a $(1.1) million net loss adjusted by non-cash stock-based compensation of $0.4 million and depreciation and amortization of $1.2 million. Additionally, we used $2.5 million from the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $1.1 million as a consequence of the recognition of revenue for the nine months ended November 30, 2011 associated with cash collected in previous periods, and an increase in accounts receivable of $2.5 million due to the timing of collections from customers. This was offset by an increase in accounts payable of $1.2 million due to the timing of payments to our suppliers.

Investing Cash Flow

Historically, our primary investing activities have consisted of capital expenditures associated with expanding our cloud-based, on-demand software solutions infrastructure and growing our workforce. For the nine months ended November 30, 2012, we invested a portion of the proceeds from our initial public offering in available for sale securities.

Net cash used in investing activities for the nine months ended November 30, 2012 was $26.2 million, which was comprised primarily of a $28.4 million purchase of investments in available-for-sale securities, and $1.1 million of capital expenditures, offset by $3.3 million in proceeds from the sale and maturities of investments in available for sale securities.

Net cash used in investing activities for the nine months ended November 30, 2011 was $0.6 million, which was comprised primarily of capital expenditures.

Financing Cash Flow

Net cash provided by financing activities for the nine months ended November 30, 2012 was $39.2 million, which was comprised primarily of $52.3 million in proceeds from our initial public offering after deducting underwriting discounts and commissions and $2.4 million in costs paid in connection with our initial public offering. We also made net payments of $9.7 million under our credit facility, and $1.9 million on our notes payable and capital lease obligation. For the nine months ended November 30, 2012, we received $0.7 million from the issuance of Series BB preferred stock upon the exercise of warrants and $0.2 million in proceeds received from the exercise of stock options during the period.

Net cash provided by financing activities for the nine months ended November 30, 2011 was $2.6 million. For the nine months ended November 30, 2011, our net borrowings under our credit facility amounted to $3.4 million. Also, during the period, we made payments of $0.9 million on our capital lease obligation and notes payable for fixed asset purchases, and incurred $0.1 million in costs in connection with our initial public offering. For the nine months ended November 30, 2011, we received $0.2 million from the issuance of Series CC preferred stock upon the exercise of warrants.

Adequacy of Capital Resources

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating resource requirements for at least the next twelve months.

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

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our line of credit discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations:

	As of November 30, 2012
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Notes payable (1)	$887	$713	$174	$—
Capital lease obligation (1)	236	200	36	—
Operating lease obligations (2)	7,743	1,463	2,880	3,400

Total contractual obligations (3)	$8,866	$2,376	$3,090	$3,400

(1)

In fiscal 2012 and fiscal 2011, we financed the purchase of certain software licenses and related support and maintenance, and payments of insurance premiums with notes payable and capital leases. The term of the notes and capital leases range from nine months to three years, and bear interest ranging from 3.03% to 13.13%.

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

Off-Balance Sheet Arrangements

During the nine months ended November 30, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

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

Interest Rate Risk

We had cash, cash equivalents and investments in available for sale instruments of $43.2 million as of November 30, 2012 and $10.2 million at February 29, 2012.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use a professional investment management firm to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of November 30, 2012 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro and the Malaysian Ringgit. For the nine months ended November 30, 2012 and the year ended February 29, 2012, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of November 30, 2012 and February 29, 2012.

	As of November 30, 2012			As of February 29, 2012
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$6,840	1.3	$(125)	$4,387	1.3	$83
Malaysian Ringgit	(2,400)	3.1	59	(2,032)	3.1	75

Total	$4,440		$(66)	$2,355		$158

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

	As of November 30, 2012
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$6,156	$6,498	$6,840	$7,182	$7,524
Malaysian Ringgit	(2,160)	(2,280)	(2,400)	(2,520)	(2,640)

	As of February 29, 2012
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$3,949	$4,168	$4,387	$4,607	$5,068
Malaysian Ringgit	(1,829)	(1,931)	(2,032)	(2,134)	(2,347)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2012, we implemented additional controls to address the material weakness reported in the Quarterly Report on Form 10-Q for the quarter ended August 31, 2012. There was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of November 30, 2012 and February 29, 2012, we had an accumulated deficit of $338.5 million and $340.6 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For example, RIM may terminate its agreement with us upon 90 days written notice. For the nine months ended November 30, 2012, our top ten customers accounted for 73.1% of our total revenue, and three customers each accounted for at least 10% of our total revenue; Exostar accounted for 10.0% of our total revenue, Vodafone accounted for 13.4% of our total revenue and RIM accounted for 17.6% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

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

Due to the scope and complexity of the solutions that we provide, our implementation cycle can be lengthy and unpredictable. Our products may require modification or customization and must integrate with many existing computer systems and software programs of our customers and their trading partners. This can be time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. As a result, some customers have had, and may in the future have, difficulty implementing our products successfully or otherwise achieving the expected benefits of our products. Delayed or ineffective implementation or upgrades of our software may limit our future sales opportunities, impact revenue, delay deployment of security patches, result in customer dissatisfaction and harm our reputation.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. For the nine months ended November 30, 2012, our employee headcount grew from 332 to 370. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

In North America, we host our solutions in Equinix co-location facilities in Sunnyvale and San Jose, California and a suburb of Chicago, Illinois. Exostar hosts our solutions for the aerospace and defense industry in third party data centers and with third-party internet service providers outside of Washington, D.C. All of our solutions reside on hardware owned or leased and operated by us and Exostar in these locations. In China, we host our solutions in a data center in Shanghai operated by Shanghai Telecom. Our operations depend on the protection of the equipment and information we store in these third-party data centers and which third-party internet service providers transmit against damage or service interruptions that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers from whom we receive recurring revenue or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

As of February 29, 2012, our net operating loss, or NOL, carryforward amounts for U.S. federal income and state tax purposes were approximately $316.5 million and $118.3 million. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). We believe that there was an ownership change in a prior year, which resulted in an annual NOL limitation. In addition, new issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the nine months ended November 30, 2012, we spent $11.3 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we incur legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, The NASDAQ Stock Market, or NASDAQ, and other applicable securities or exchange-related rules and regulations. In addition, our management team also has to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

Our revenue from subscriptions to our software and software-related support services accounted for approximately 56% of our total revenue for the nine months ended November 30, 2012. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 40.1% of our total revenue for the nine months ended November 30, 2012. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 30, 2012, we have 25,063,615 shares of common stock outstanding, including 30,152 shares that are unvested, and assuming no exercise of outstanding options.

All of the common stock sold in our initial public offering (“IPO”) in July 2012 is freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. 19,970,124 shares of common stock outstanding as of November 30, 2012 are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of the final IPO prospectus, subject to certain extensions.

The underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements with the underwriters prior to expiration of the lock-up period.

The holders of 8,998,617 shares of common stock, or 35.9% based on shares outstanding as of November 30, 2012, will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our common stock could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2003 Stock Plan and 2012 Equity Compensation Plan. Our 2012 Equity Compensation Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. These shares can be freely sold in the public market upon issuance and vesting, subject to a lock-up period of at least 180 days and other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. For instance, as disclosed in our Form 10-Q filed for the second quarter ended August 31, 2012, based on the evaluation of our disclosure controls and procedures as of August 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of a material weakness in an internal control designed to timely consider the accounting for complex materially modified contracts with customers which did not operate effectively. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our management team may invest or spend the proceeds of our initial public offering in ways with which you may not agree or in ways which may not yield a return.

The net proceeds from our initial public offering may be used for working capital purposes and for other general corporate purposes, including the research and development of new products, sales and marketing activities, to finance acquisition opportunities and other capital expenditures. Although we may also use a portion of the net proceeds to acquire complementary products, services, technologies or businesses, we have no current understandings, agreements or commitments to do so at this time.

Our management will have considerable discretion in the application of the net proceeds from our initial public offering, and the net proceeds may be used for corporate purposes that do not improve our results of operations or increase our market value.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 57.2% of our outstanding common stock, as of November 30, 2012. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

None.

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

E2OPEN, INC.

Date: January 14, 2013	By:	/s/ Mark E. Woodward
Mark E. Woodward
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: January 14, 2013	By:	/s/ Peter J. Maloney
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