Form 10-K
period 2013-02-28
E2open Inc
filed 2013-04-30
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35598

E2open, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3366487
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4100 East Third Avenue, Suite 400 Foster City, California 94404

(Address of Principal Executive Offices, including Zip Code)

(650) 645-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on August 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $81.8 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2013, the registrant had 25,443,123 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

E2open, Inc.

Form 10-K

For the Fiscal Year Ended February 28, 2013

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•	Our growth strategy;

•	Our plans for future products;

•	Our operating results;

•	Our ability to anticipate future market demands and future needs of our customers;

•	Our customer concentration;

•	Our ability to effectively manage our growth;

•	Our expectations regarding our expenses, sales and operations;

•	Our anticipated trends and challenges in the markets in which we operate;

•	Our competition;

•	Our ability to successfully enter new markets and manage our international expansion; and

•	Our intellectual property.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading provider of cloud-based, on-demand software solutions delivered on an integrated platform that enables companies to collaborate with their trading partners to procure, manufacture, sell and distribute products more efficiently. Our customers depend on outsourced manufacturing strategies and complex trading networks to compete in today’s global economy. They use our solutions to gain visibility into and control over their trading networks through the real-time information, integrated business processes and advanced analytics that we provide. Our solutions enable our customers and their trading partners to overcome problems arising from communications across disparate systems by offering a reliable source of data, processes and analytics, which our customers rely on as the single version of the truth. Our solutions empower our customers to manage demand they cannot predict and supply they do not control.

We refer to the combination of our software applications delivered on our cloud-based platform, the content contributed by our network participants and our enabling services as the E2open Business Network. The E2open Business Network has grown to over 35,000 unique registered trading partners and over 108,000 unique registered users. It allows our network participants to access and share data and execute business processes in a secure, real-time manner, while providing them with collaboration tools and analytics so that our customers can make more informed and efficient decisions. This enables our customers to make more informed and efficient decisions. Our customer base includes companies that represent seven of the top ten supply chains in the world, according to the Gartner Supply Chain Top 25, and spans several industries including many large multinational companies such as Boeing, Cisco, Dell, the Gap, GE, IBM, Lab126 (part of the Amazon.com, Inc. group of companies), Motorola and Vodafone. To date, our target markets have been Technology, Telecommunications, Aerospace and Defense, and Consumer Products.

E2open transcends traditional supply chain software categories, which include B2B integration, procurement, forecasting, planning and execution, by enabling coordination and collaboration between enterprises, which we call “collaborative execution.” By providing our solutions in an integrated cloud-based environment, our customers and their trading partners can easily share detailed and relevant content and data to gain the visibility they need for collaborative execution across their extended trading network. Our customers benefit from the following key differentiating features of the E2open Business Network:

•

Cross-network analytics. We provide cross-network analytics for real-time monitoring and control of large volumes of data to sense and respond quickly and collaboratively to changes, opportunities or disruptions in the supply chain.

•

Multi-enterprise, multi-tier supply and demand process management. We support key operational processes, such as forecast, order and inventory management, for our customers and their multi-tiered supply and demand trading networks.

•

Scalable, secure cloud-based connectivity platform. Our solutions combine B2B connectivity and integration capabilities that allow our customers to securely connect, share and act on information across their trading networks that can include thousands of partners.

•	Integration with existing systems. Our highly-configurable solutions integrate with many ERP systems to efficiently manage complex networks and facilitate the interchange of transactions.

We believe that the E2open Business Network is strategic to our customers in that it enables them to increase revenue and productivity, and to reduce operating expenditures, working capital and cost of goods sold. Our solutions seamlessly integrate with and enhance our customers’ mission critical business systems and processes across their trading network.

Our operations are headquartered in Foster City, California, and we have several operating locations in the U.S. as well as various international office locations in Asia and Europe. We were incorporated in Delaware in September 2003 and completed our initial public offering (“IPO”) in July 2012. Our common stock is listed on the NASDAQ Global Market under the symbol “EOPN.” As of February 28, 2013, we had 379 full-time employees.

Our Opportunity

The accelerating trends of supply chain globalization and outsourced manufacturing and distribution have combined to increase complexity and risk for brand owners while decreasing visibility into their expanding and evolving supply chains and distribution networks. These trends have created a fundamental shift in the way companies source and distribute goods and services. They have led to complex product and service delivery paradigm which increasingly relies on specialized, globally distributed trading partners to reduce costs.

As trading networks become more complex, companies are increasingly demanding integrated solutions that facilitate not only collaborative inventory management, but also the demand and supply forecasts, procurement systems, order management and analytics required to efficiently coordinate a company’s entire business ecosystem. We believe a significant opportunity exists to help companies improve their competitive advantage by delivering the visibility and control once characteristic of vertically integrated companies while retaining the advantages of outsourcing. The ability to navigate modern supply chain complexities and to resolve problems in a timely and collaborative manner, combined with enhanced knowledge of end customer demand, is critical to enabling businesses to effectively match supply and demand.

Our Solutions

We develop, operate and market an integrated platform that addresses supply chain management challenges by providing cross-network analytics, multi-enterprise, business process management and B2B integration solutions for companies seeking visibility across and control over their trading networks.

We deliver our solutions in a highly secure, cloud-based computing environment. Our customers subscribe to our on-demand SaaS solutions with multi-year contract terms that are typically three to five years in length.

The E2open Business Network enables integrated planning and execution across trading partner networks. Our cloud-based technology is built specifically for managing trading partner networks and enables our customers and their partners to increase their revenues while reducing costs by minimizing errors and maximizing efficiency. The key characteristics of the E2open Business Network that drive customer adoption include:

•	Large global business network.

•	Demand-driven model.

•	Multi-tier functionality.

•	Big data, fast data analytics and business intelligence.

•	Cloud-based platform.

Enterprises can leverage our enabling expertise and services when they need to deploy a new or changed process capability or add a trading partner. By creating a single, unified source of information within the trading network, we enable enterprises to operate and make decisions based on reliable and trustworthy information in real time. By implementing the E2open Business Network and adopting collaborative execution, our customers and their trading partners improve communication, multi-enterprise process performance, and tactical and strategic decision making. Our customers use our solutions to:

•	Increase sales by optimizing inventory levels;

•	Achieve greater revenue assurance and customer satisfaction through timely order fulfillment;

•	Reduce costs and working capital requirements through automation of operations, inventory reduction and enhanced procurement efficiency;

•	Achieve faster and easier on-boarding of trading partners to our platform by utilizing each partner’s existing technological infrastructure; and

•	Reduce deployment risk, streamline operations and lower maintenance costs, without a significant upfront investment in on-premise software or ongoing investments in software maintenance.

Our Strategy for Growth

Our objective is to be the leading provider of multi-enterprise, cloud-based, on-demand software enabling businesses to more efficiently and profitably procure, manufacture, sell and distribute products. The key elements of our strategy include:

Leverage our existing network to add customers. The E2open Business Network creates a network effect by attracting the largest suppliers and customers in a particular industry. We intend to leverage our customers’ expanding ecosystems to attract new customers and convert trading partners from within our network into direct customers.

Up-sell additional solutions to our existing customers. Once our customers begin to rely on the real-time data and visibility provided by our platform and solutions, they typically purchase additional solutions from us. We intend to continue to leverage our familiarity with our existing customers to deliver additional solutions to them.

Expand deployment services through partners. We intend to enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization.

Expand into new verticals. We believe our experience with our customers in our initial target markets provides a successful model for future growth. We have found that the challenges presented by managing inventory, orders, and planning are similar across many industries which make our solutions applicable to a wide array of industries. We intend to leverage our experience, expertise and proven customer success within our current key verticals to accelerate entry into and delivery of our solutions to these new vertical markets.

Introduce new products. We will continue to expand our portfolio of solutions by leveraging our familiarity with advanced supply chains and over 35,000 of our partners in our trading network to develop new applications and introduce new products that are strategic to our customers and their trading networks.

Expand our international presence. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In fiscal 2013, we opened offices in Paris, France and Stockholm, Sweden. We intend to make additional investments outside of the United States in order to expand our geographic reach.

Expand our target market to include mid-market customers. Historically, we have focused our sales and marketing efforts on the largest companies within specific vertical markets. By leveraging our established trading network and cloud-based subscription model, we can offer cost-effective, pre-packaged solutions to expand our target market to include mid-market customers.

Make targeted, strategic acquisitions. We intend to complement our organic growth with strategic acquisitions of technologies, solutions and businesses that enhance and expand our existing offerings.

Our Products and Services

E2open Business Network

Our software offers multi-enterprise analytics; flexible demand, supply and multi-tier processes; and B2B integration functionality configurable to the customer’s specific needs. In addition to our software offerings, we provide network content and enabling services to our customers.

Execution Analytics Dashboard

Our dashboards provide predictive intelligence, based on multi-enterprise data and process input, including key performance indicators, trends, scorecards and event notifications for supply and demand. This solution provides real-time data related to transformation, aggregation and loading of standard business intelligence processes.

Rapid Resolutions Workbenches

Our workbenches provide decision support intelligence assessing both unit and financial views of opportunities and tradeoffs thereby providing the opportunity to select alternate resolutions with the ability to collaboratively execute those chosen paths with partners across the network. Third party services, content and applications, including advanced planning, can also be integrated and shared.

E2 Process Management: Demand

Our multi-enterprise software for demand processes allows enterprises, in their role as suppliers, to reduce the cost and complexity of order fulfillment for their products.

E2 Process Management: Multi-tier

Our multi-enterprise software for multi-tier processes allows enterprises to better manage the demand for materials, products and finished goods. Improved control and visibility is extended not only to first tier trading partners, but also to a customer’s outsourced manufacturing partners and throughout its various distribution channels.

E2 Process Management: Supply

Our multi-enterprise software for supply processes allows enterprises, in their role as customers, to better fulfill their demand for material and products into their own manufacturing and distribution facilities.

E2 Cloud Connectivity

Our multi-enterprise software for B2B integration allows enterprises to integrate their internal applications and the applications of their trading partners through our E2open Business Network. We offer multiple connectivity options by supporting an extensive set of industry standard B2B protocols for application-to-application connectivity.

In addition, we provide a platform to support the development and leveraging of customer and trading partner communities, including the accumulation and re-use of user-generated information content.

Professional Services

We offer enabling services directly and through our channel partners that include solution consulting services, solution deployment and B2B on-boarding services that help our customers deploy our solutions. Our services are comprised of the necessary methodology, tools and experienced resources to configure and deploy our process management and integration solutions to support customers’ unique business network requirements.

Our Customers

As of February 28, 2013, we had 306 customers located in 69 countries, who use our solutions in 9 languages and trade in 26 different currencies. Our customers included 76 Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 230 customers purchase our network connectivity solutions. For fiscal 2013, Enterprise Customers represented 99.5% of our total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them seven of the top ten as designated in the Gartner Supply Chain Top 25.

Our customer base includes companies that have purchased our solutions directly from us as well as through our resellers and integrators. Revenue attributable to sales to customers by us directly was 91.2% and 91.0% of total revenue for the year ended February 28, 2013 and February 29, 2012. The E2open Business Network is a community comprised of our customers, over 35,000 unique registered trading partners and over 108,000 unique registered users.

The following table illustrates the diversity of our customer base across various industries.

Industry	Representative Customers (1)
Computers & Peripherals, Electronics	Dell, IBM, Hitachi, Lab126 (part of the Amazon.com group of companies) Lenovo, NetApp, Seagate, Xerox

Contract Manufacturers	Celestica, OnCore, Sonic

Semiconductors	Avnet (2), Freescale, LSI, MEMC Electronics, Spansion

Telecom/Network	Audience, Alcatel-Lucent, Cisco, Motorola, Nokia Siemens Networks, RIM, Vodafone

Aerospace and Defense	Embraer, Exostar (2) (Customers of Exostar include BAE Systems, Boeing, Huntington Ingalls Industries, Raytheon, Rolls-Royce, UK Ministry of Defense)

Industrial Manufacturing	Diebold, Emerson, GE Energy, GE Oil & Gas, Konecranes, Omron, SPX

Consumer Goods	Avon, Clorox, Coca-Cola, The GAP, GE Lighting, Guthy Renker, Land O’ Lakes, L’Oreal, HAVI Global Solutions (servicing McDonalds), Levi Strauss, Studio Moderna, Unilever, Yanfeng Visteon

Medical Equipment	Bio-Rad, GE Healthcare, ELO Touch

Logistics/Wholesale Distribution	Averitt, Kuehne + Nagel, MavenWire, Tieto Finland, Scoular, Univar

(1)	These customers represent current Enterprise Customers that have consented to the inclusion of their names in this Annual Report on Form 10-K and represent over 99% of our total revenue for the year ended February 28, 2013.
(2)	Exostar and Avnet are resellers and operating partners of ours that deliver services to companies in the United States and United Kingdom.

For fiscal 2013, 2012 and 2011, our two largest customers each accounted for more than 10% of total revenue. For fiscal 2013, RIM accounted for 14.9% of our total revenue and Vodafone accounted for 12.1% of our total revenue. For fiscal 2012, RIM accounted for 16.8% of our total revenue and Vodafone accounted for

14.8% of our total revenue. For fiscal 2011, Dell accounted for 22.5% of our total revenue and RIM accounted for 11.7% of our total revenue. No other customers accounted for more than 10% of our total revenue during these periods.

Vodafone has been a customer since 2004. We have a contract with Vodafone (“Vodafone Agreement”) for on-demand software applications with a term of 5 years from February 2013 to February 2018. This is our fifth consecutive contract with Vodafone for on-demand software applications. The payment terms of the Vodafone Agreement are consistent with our typical customer contracts. The Vodafone Agreement contains provisions whereby we have agreed to indemnify Vodafone and its affiliates against certain claims made by third parties against Vodafone, including for taxes and infringement of intellectual property rights. If the Company is acquired through sale, merger or otherwise by a competitor or blacklisted supplier of Vodafone and the Vodafone Agreement is assigned as part of the acquisition, then Vodafone has the option to terminate the Vodafone Agreement. The Vodafone Agreement provides for standard product warranties such as our products comply with its specifications and applicable laws and standards. We periodically enter into additional contracts with Vodafone for professional services related to the on-demand software applications that we provide to Vodafone under the Vodafone Agreement.

We have a contract with RIM (“RIM Agreement”), for on-demand software applications with a term of 8.25 years from November 2009 to February 2018. RIM has the option to renew for additional one-year terms at specified renewal rates. RIM may terminate its agreement with us upon 90 days written notice. Upon termination, RIM would be required to pay all accrued but unpaid fees as of the effective date of the termination, and for any transition services that may be required. The payment terms of the RIM Agreement are consistent with our typical customer contracts. The RIM Agreement contains provisions whereby we have agreed to indemnify RIM and its affiliates against certain claims made by third parties against RIM, including for breach of confidentiality provisions, infringement of intellectual property rights as well as defaults under contracts required for the operation of the solution. If the Company is acquired through sale, merger or otherwise by a RIM competitor and the RIM agreement is assigned as part of the acquisition, then RIM has an option to terminate the RIM Agreement. The RIM Agreement provides for standard product warranties such as our products comply with its specifications and applicable laws and standards. We periodically enter into additional contracts with RIM for professional services related to the on-demand software applications that we provide to RIM under the RIM Agreement.

Research and Development

We have over 10 years of experience defining, designing and implementing high value and robust multi-enterprise software that operates in a cloud-computing model. We also have extensive practical experience designing multi-enterprise, business process management and B2B integration systems for the industries on which we have focused to date, in particular the Technology, Telecommunications, Aerospace and Defense, and Consumer Products industries. We draw from our extensive experience and our ability to work closely with key customers to define new products and services that provide business solutions that are simple to use and understand.

For the years ended February 28, 2013, February 29, 2012 and February 28, 2011, we spent $15.0 million, $13.2 million and $11.5 million on research and development expenses.

Sales and Marketing

Our products and services are sold to businesses through our worldwide sales force and channel partners.

Direct Sales. Our senior sales executives seek to establish and maintain executive-level relationships with Fortune 2,000 companies. The focus of our sales team is identifying business network-related challenges and initiatives and then engaging with these customers to develop a solution roadmap and business case. Within our direct sales channel, we use a highly interactive sales approach to grow our enterprise-level, high-revenue client base. We have two distinct sales teams, one focused on new customer acquisition and the other focused on up-sell and cross-sell to our current customers.

Joint-Marketing and Selling Alliances. We have developed strategic alliances with information technology (“IT”), and business services vendors that serve our targeted end markets. Our alliance strategy is three pronged:

•	Resellers. We establish reselling relationships with select partners who are prominent in our target markets, such as Avnet, Exostar, MavenWire and Tieto.

•	Consulting and Systems Integrators. We work with consulting and systems integrator partners such as Barkawi, Camelot and Oracle to collaboratively design and implement customer solutions.

•	Independent Software Vendors (“ISVs”). We leverage solutions providers with expertise in certain verticals or industries to deliver comprehensive solutions for customers. Oracle is an ISV partner.

Our global headquarters is located in Foster City, California. We have eight sales offices located across the United States, Europe and Asia, including Foster City, California, Austin and Dallas, Texas, Reading, United Kingdom, Paris, France, Dusseldorf, Germany, Stockholm, Sweden, Shanghai, China and Taipei City, Taiwan.

Operations

Certified Operators. We work with partner operators to deliver our solutions in certain vertical markets and geographies. Exostar is a certified operator and has provided E2open solutions to the Aerospace and Defense industry since 2005. We have initiated a partnership with Camelot Information Systems Inc. to augment our delivery capabilities in China.

Data Centers. In North America, we host our development, quality assurance, configuration and staging environments at an Equinix co-location facility in Sunnyvale, California. Production environments are hosted in Equinix co-location facilities in San Jose, California and a suburb of Chicago, Illinois. In China, we host our solutions in a data center in Shanghai operated by Shanghai Telecom.

Competition

While we do not believe that any specific competitor offers the breadth of business network solutions and collaborative capabilities that we do, the distinct markets that make up the business network space are each rapidly evolving and highly competitive. We face competition from the following types of companies:

•	ERP vendors. Companies such as Infor, Oracle and SAP offer ERP extension solutions that provide features similar to a limited subset of our offerings in the area of trading partner portals.

•	Multi-enterprise B2B infrastructure vendors. Companies like GXS Corporation, IBM/Sterling Commerce and SPS Commerce provide point solutions in the B2B integration space.

•	Niche applications vendors. Companies like JDA Software Group, Inc. have specialized functionality for specific process areas such as transportation management, demand planning or network design.

•	Internally developed solutions. Potential customers with large in-house IT departments have developed applications customized for their businesses.

Technology

Our technology platform is based on a service oriented architecture and uses J2EE technologies designed to run in a cloud-computing environment. Our technology platform addresses the requirements for multi-enterprise, business process management, management-by-exception, B2B integration and tactical and strategic decision support, while the cloud-based model provides flexibility and scalability to our customers without large up front hardware and software deployment costs.

Intellectual Property

Our success and ability to compete depends, in part, upon our ability to establish and adequately protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including, patents, copyrights and trademarks, as well as customary contractual protections such as non-disclosure agreements and additional contractual restrictions on disclosure and use. We also protect our intellectual property through the terms of our license agreements with customers and by confidentiality agreements and intellectual property assignment agreements with our employees, consultants, business partners and advisors where appropriate.

As of February 28, 2013, we had eight U.S. patents and one foreign issued patent and we had one U.S. and one foreign patent application pending. We do not know whether our current or future pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection. The issued and allowed patents begin expiring in 2021 through 2024. The name E2open and the E2open logo are registered trademarks in the United States and several foreign countries.

Employees

As of February 28, 2013, we employed 379 people, including 85 in sales and marketing, 189 in operations and professional services, 61 in product development and 44 in general and administrative functions. We also engage a number of temporary employees and consultants to support our operations.

None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our continued success will depend upon our ability to attract and retain qualified personnel. Currently, there are no existing vacancies within our management team. All members of the current management team have been employed by us for approximately two years or more. We maintain a succession plan for key management positions to proactively manage the impact of the loss of key personnel on the operations of the business.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2013:

Name	Age	Position
Mark E. Woodward	54	President, Chief Executive Officer and Director
Peter J. Maloney	50	Chief Financial Officer
David P. Hale	48	Chief Information Officer
Lorenzo Martinelli	48	Senior Vice President, Corporate Strategy
David W. Packer	47	Senior Vice President, Worldwide Field Operations
Michael A. Schmitt	55	Senior Vice President, Marketing
Robert Schoenthaler	43	Senior Vice President, Customer Solutions

Mark E. Woodward has served as our President and Chief Executive Officer and a member of our board of directors since June 2008. Prior to joining E2open, Mr. Woodward was a Senior Advisor with The Blackstone Group, an investment and advisory firm from June 2007 to June 2008. Prior to joining The Blackstone Group, Mr. Woodward consulted for several private equity firms from January to June 2007. Mr. Woodward served as President and Chief Executive Officer of Serena Software, an application lifecycle management vendor, from November 1998 to December 2006. He joined Serena in November 1998 as the Vice President of Americas Sales, was promoted to Vice President Worldwide Operations in February 2000, and then promoted to President and Chief Executive Officer in May 2000. He served on Serena’s board of directors from June 2000 to December 2006. He also served on the board of directors of Clear Technology, Inc. from June 2005 to June 2007.

Mr. Woodward attended the University of California, Los Angeles. We believe that Mr. Woodward possesses specific attributes that qualify him to serve as a member of our board of directors, including the perspective and experience he brings as our Chief Executive Officer and his experience as a seasoned executive with over 30 years of technology industry experience focused on sales, marketing and general management.

Peter J. Maloney has served as our Chief Financial Officer since January 2008. Mr. Maloney served as the Chief Financial Officer at SNOCAP, Inc., a digital licensing and copyright management service for online music distribution, from January 2006 to April 2008. Prior to SNOCAP, Mr. Maloney was employed by Keynote Systems, Inc., a mobile and internet performance management company, from October 2001 to January 2006 where he held senior management positions including Chief Financial Officer and Vice President of Finance. Mr. Maloney holds a Master of Business Administration degree in Corporate Finance from University of Southern California’s Marshall School of Business and a Bachelor of Business Administration degree in Economics from Temple University’s Fox School of Business. Mr. Maloney is an inactive Certified Public Accountant.

David P. Hale has been employed by us since December 2000, and has served as our Chief Information Officer since January 2011. From 2005 until January 2011, Mr. Hale served as our Senior Vice President, IT Operations, managing our SaaS operations, IT operations and global support functions. From January 2008 to December 2009, he concurrently served as General Manager, Asia Pacific and headed our Kuala Lumpur, Malaysia office. Mr. Hale was interim General Manager of our Tokyo office in 2002, and has served in various other executive positions for us. Mr. Hale holds a Bachelor of Science degree in Industrial Engineering, a Master of Arts degree in Education Policy Analysis and a Master of Business Administration degree, each from Stanford University.

Lorenzo Martinelli has been employed by us since October 2001 and has served as our Senior Vice President, Corporate Strategy since May 2007. Prior to that, he served as our Senior Vice President, Marketing from January 2006 to May 2007, our Executive Vice President, Sales Marketing & Account Management from July 2002 to January 2006 and our Vice President, Strategy & Marketing from October 2001 to July 2002. Mr. Martinelli earned a Bachelor of Applied Science degree in Mechanical Engineering from the University of Waterloo, Canada with a specialization in Operations Research and Organizational Behavior.

David W. Packer has served as our Senior Vice President, Worldwide Field Operations since September 2008. From March 2005 to September 2008, Mr. Packer was employed by Borland Software, an open application lifecycle management solutions company, where he served as Senior Vice President, Worldwide Field Operations from January 2007 to August 2008 and as Vice President, Americas from March 2005 to January 2007. Mr. Packer earned his Bachelor of Arts degree in Economics & Political Science from Claremont McKenna College and his Master of Science degree from the Massachusetts Institute of Technology.

Michael A. Schmitt has served as our Senior Vice President, Marketing since January 2011. Prior to joining E2open, he served as Senior Vice President of Western Area Sales for Mitratech Holdings, an enterprise supplier of legal operations and e-billings solutions, from June 2009 to December 2010. Prior to Mitratech, he served as President and CEO of Siderean Software, an enterprise search company, from September 2006 to September 2008. Mr. Schmitt holds a Bachelor of Science degree in Business Administration from California Polytechnic State University.

Robert Schoenthaler has served as our Senior Vice President, Customer Solutions since April 2012. From July 2007 to April 2012 he served as our Senior Vice President, Deployment. From June 2006 to July 2007, Mr. Schoenthaler was the Managing Vice President of the High Tech industry segment at Hitachi Consulting, a business and consulting company. From January 1995 to February 2006, Mr. Schoenthaler worked at BearingPoint (formerly KPMG Consulting Inc.), a professional services firm offering management and consulting capabilities, where he helped lead their Consumer, Industrial and Technology practice. Mr. Schoenthaler earned his Bachelor of Science degree in Mechanical Engineering from Northwestern University.

There are no family relationships among any of our executive officers.

Available Information

Our website is located at www.e2open.com, and our investor relations website is located at http://investor.e2open.com/. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. Our Proxy Statements for our annual meetings of stockholders will be available after it is filed with the SEC. These filings are also available for download free of charge on our investor relations website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including board committee charters and our code of business conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our financial statements and related notes, before deciding whether to purchase shares of our common stock. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have incurred operating losses in the past and may incur operating losses in the future.

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of February 28, 2013 and February 29, 2012, we had an accumulated deficit of $341.2 million and $340.5 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

If we are unable to attract and enable third party service providers, our revenue and margin growth will be adversely affected.

To enable anticipated growth of product subscriptions, E2open intends to utilize partners to provide integration and deployment services. This strategy depends upon successful marketing to and recruitment of partners. It also assumes successful training and transfer of the knowledge and skills required to deploy system integration and software functionality. We cannot assure the recruitment of sufficient partners to meet anticipated demand or that those partners who are recruited can be made effective substitutes for internal professional services resources.

We derive a significant portion of our revenue from a relatively small number of customers, and our growth depends on our ability to retain existing customers and add new customers.

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For example, RIM may terminate its agreement with us upon 90 days written notice. For fiscal 2013, our top ten customers accounted for 68.4% of our total revenue, and two customers each accounted for at least 10% of our total revenue; RIM accounted for 14.9% and Vodafone accounted for 12.1% of our total revenue. For fiscal 2012, our top ten customers accounted for 72.9% of our total revenue, and two customers each accounted for at least

10% of our total revenue; RIM accounted for 16.8% of our total revenue and Vodafone accounted for 14.8% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

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

As a result of the lengthy and uncertain sales cycles of our products and services, it is difficult for us to predict when customers may purchase products or services from us, thereby affecting when we can recognize the associated revenue, and our results of operations may vary significantly and may be adversely affected. The length of our sales cycle makes us susceptible to having pending transactions delayed or terminated by our customers if they decide to delay or withdraw funding for information technology, projects. Our customers may decide to delay or withdraw funding for various reasons, including global economic cycles and capital market fluctuations.

In addition, we may experience seasonality in the sales of our solutions. For instance, historically, the agreements we have signed in our fiscal first quarter have had an aggregate value less than that of the agreements signed in our preceding fiscal fourth quarter. Seasonal variations in our sales may lead to significant fluctuations in our cash flows and deferred revenue on a quarterly basis. If we fail to sign a significant customer agreement in any particular quarter, then our results of operations for such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.

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

Due to the foregoing factors, and the other risks discussed in this report, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

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

Other factors that may limit market acceptance of our solutions include:

•	Our ability to maintain high levels of customer satisfaction;

•	Our ability to maintain availability of service across all users of our products;

•	The price, performance and availability of competing products; and

•	Our ability to address confidentiality concerns about information stored outside of our customers’ controlled computing environments.

•	Concerns about data protection and confidentiality of data stored in the United States, for customers with headquarters outside of the US.

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

Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues, and the availability of credit have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad. This in turn has resulted in reductions in IT spending by some of our customers.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. From February 29, 2012 to February 28, 2013, our employee headcount grew from 332 to 379. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

Because of these factors and other specific revenue recognition requirements under generally accepted accounting principles in the United States (“GAAP”), we must have very precise terms in our contracts in order to recognize revenue when we initially provide access to our software solutions or perform services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period. In addition, because of prevailing economic conditions, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our solutions and could adversely affect our short-term profitability.

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

As of February 28, 2013, our net operating loss (“NOL”), carryforward amounts for U.S. federal income and state tax purposes were approximately $318.3 million and $100.3 million. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). We believe that there was an ownership change in a prior year, which resulted in an annual NOL limitation. In addition, new issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the years ended February 28, 2013 and February 29, 2012, we spent $15.0 million and $13.2 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we incur legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market (“NASDAQ”), and other applicable securities or exchange-related rules and regulations. In addition, our management team also has to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, our results of operations could be adversely effected.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1.0 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1.0 billion of non-convertible debt over a three-year period.

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We rely significantly on recurring revenue, which may decline or fail to be renewed, and our future results of operations could be harmed.

Our revenue from subscriptions to our software and software-related support services accounted for approximately 58.4% and 60.0% of our total revenue for the years ended February 28, 2013 and February 29, 2012. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three to five years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

Because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately fully reflected in our results of operations.

We recognize recurring subscriptions and software-related support services revenue monthly over the term of the relevant service period, which is typically three to five years. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions and software-related support service contracts entered into during previous quarters. Consequently, a decline in new or renewed recurring subscriptions and software-related support service contracts in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions and software-related support services are not reflected in full in our results of operations until future periods. Revenue from our recurring subscriptions and software-related support services also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal software-related service contracts must be recognized over the applicable service period.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 36.0% of our revenue for the fiscal year ended February 28, 2013 and 38.2% of our revenue for the fiscal year ended February 29, 2012. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, certain holders of our shares of common stock will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our common stock could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

All of the common stock sold in our IPO in July 2012 is freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2003 Stock Plan and 2012 Equity Compensation Plan. Our 2012 Equity Compensation Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. These shares can be freely sold in the public market upon issuance and vesting, subject to a lock-up period and other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

As of February 28, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 49.2% of our outstanding common stock,. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Foster City, California and consist of approximately 24,606 square feet of office space under a lease that expires in July 2018. Our headquarters accommodates our principal sales, marketing professional services and administrative activities. We occupy space in Austin, Texas, consisting of 14,796 square feet under a lease that expires in December 2014 and space in Dallas, Texas, consisting of 12,211 square feet under a lease that expires in August 2014. We also occupy space in Kuala Lumpur, Malaysia consisting of 10,269 square feet under a lease that expires in November 2013 and space in Berkshire, United Kingdom, consisting of 3,300 square feet under a lease that expires in April 2013. We use all of these facilities primarily for sales, professional services, customer support and software engineering. We also maintain sales offices in Taipei, Taiwan, Paris, France, Dusseldorf, Germany, Reading, United Kingdom, Stockholm, Sweden, and Shanghai, China. We do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed in the future to accommodate our operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject from time to time to various legal proceedings and claims which arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities

Our common stock has been listed on the NASDAQ Global Market under the symbol “EOPN” since July 26, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Second Quarter 2013 (from July 26, 2012 through August 31, 2012)	13.60	11.90
Third Quarter 2013 (through November 30, 2012)	17.82	12.85
Fourth Quarter 2013 (through February 28, 2013)	20.24	13.18

On April 26, 2013, the last reported sale price of our common stock on the NASDAQ Global Market was $13.87 per share.

As of February 28, 2013, we had 314 holders of record of our common stock. The actual number of stockholders is greater than these numbers of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended (“Securities Act”) or the Exchange Act.

The following graph shows a comparison from July 26, 2012 (the date our common stock commenced trading on the NASDAQ) through February 28, 2013 of the cumulative total return for our common stock, the Nasdaq Composite Index (COMP) and the Nasdaq Internet Index (QNET), assuming an initial investment of $100. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Nasdaq Internet Index assume reinvestment of dividends, if any.

Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2012, we closed our IPO of 4,687,500 shares of our common stock, which included 3,750,000 shares of common stock sold by us and 937,500 shares of common stock sold by the selling stockholders. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-179558), which was declared effective by the SEC on July 25, 2012. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The offering did not terminate until after the sale of all of the shares registered on the registration statement. Merrill Lynch, Pierce, Fenner & Smith Incorporated, William Blair & Company, L.L.C., Pacific Crest Securities, Canaccord Genuity Inc. and Needham & Company, LLC acted as the underwriters. The public offering price of the shares sold in the offering was $15.00 per share. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us, net of underwriting discounts and commissions of approximately $3.9 million, were approximately $52.3 million. After deducting offering expenses payable by us of approximately $3.0 million, we received approximately $49.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 26, 2012 pursuant to Rule 424(b) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the future. We have derived the selected consolidated statement of operations data for the fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2011 and selected consolidated balance sheet data as of February 28, 2013 and February 29, 2012 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the fiscal year ended February 28, 2010 and 2009 and the balance sheet data as of February 28, 2011, 2010 and 2009, from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended February 28 or 29,
	2013	2012	2011	2010	2009
	(In thousands, except per share, users and trading partners data)
Consolidated Statements of Operations Data
Revenue
Subscriptions and support	$43,793	$35,816	$39,419	$29,976	$21,107
Professional services	31,145	23,871	16,104	14,401	16,627

Total revenue	74,938	59,687	55,523	44,377	37,734
Cost of revenue
Subscriptions and support	8,275	7,514	7,531	9,269	8,885
Professional services	15,037	14,116	11,774	11,493	14,685

Total cost of revenue	23,312	21,630	19,305	20,762	23,570

Gross profit
Subscriptions and support	35,518	28,302	31,888	20,707	12,222
Professional services	16,108	9,755	4,330	2,908	1,942

Total gross profit	51,626	38,057	36,218	23,615	14,164

Operating expenses:
Research and development	14,999	13,240	11,463	13,077	12,943
Sales and marketing	28,222	18,590	12,756	11,421	11,792
General and administrative	8,413	5,963	5,064	4,754	6,448
Restructuring costs	—	—	—	—	1,146

Total operating expenses	51,634	37,793	29,283	29,252	32,329

Income (loss) from operations	(8)	264	6,935	(5,637)	(18,165)
Interest and other expense, net	(437)	(411)	(259)	(532)	(1,618)

Income (loss) before income taxes	(445)	(147)	6,676	(6,169)	(19,783)
Provision for income taxes	(264)	(78)	(33)	(349)	(60)

Net income (loss)	(709)	(225)	6,643	(6,518)	(19,843)
Undistributed earnings allocated to preferred stockholders	—	—	(6,643)	—	—

Net income (loss) attributable to common stockholders:	$(709)	$(225)	$—	$(6,518)	$(19,843)

Net income (loss) per share attributable to common stockholders
Basic	$(0.04)	$(0.04)	$—	$(1.55)	$(6.02)

Diluted	$(0.04)	$(0.04)	$—	$(1.55)	$(6.02)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	17,490	5,918	5,788	4,210	3,297

Diluted	17,490	5,918	5,788	4,210	3,297

Other Financial and Operational Data:
Adjusted EBITDA (1)	$3,853	$2,517	$9,371	$(2,869)	$(15,163)

Free cash flow (2)	$(2,095)	$(2,495)	$(697)	$(5,325)	$(16,453)

Number of unique registered trading partners (3)	35,302	30,772	26,440	22,529	18,117

Number of unique registered users (3)	108,846	88,012	73,377	62,528	48,918

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other expense, net, provision for income taxes, depreciation and amortization, and stock-based compensation expense. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
(2)	We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. See “Free Cash Flow” below for more information and for a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(3)	We define unique registered trading partners and unique registered users as entities and individuals, respectively, that are connected to our network as of the balance sheet dates. We view the number of unique registered trading partners and unique registered users as key indicators of the reach of our network and the value our enterprise customers are deriving from out solutions.

Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended February 28 or 29,
	2013	2012	2011	2010	2009
Cost of revenue	$621	$203	$223	$106	$85
Research and development	184	84	108	82	58
Sales and marketing	749	259	154	155	107
General and administrative	691	181	92	102	92

Total stock-based compensation	$2,245	$727	$577	$445	$342

The following table sets forth our selected consolidated balance sheet data as of the dates presented:

	As of February 28 or 29,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,262	$10,219	$10,060	$9,530	$15,645
Investments in debt securities	26,981	–	–	–	–
Property and equipment, net	2,438	2,249	1,889	2,720	3,149
Working capital, excluding deferred revenue	46,815	10,069	10,417	7,808	(2,835)
Total assets	73,468	32,693	26,418	24,474	30,834
Convertible preferred stock	–	83,491	83,346	83,346	73,212
Total stockholders’ equity (deficit) (1)	19,093	(33,204)	(34,027)	(41,697)	(52,134)

(1)	As revised. See Note (2) to the Consolidated Financial Statements.

Key Financial Performance Metrics

We monitor the key financial metrics set forth below as well as revenue, gross profit, gross margin, cash and cash equivalents and investments and available debt capacity, which are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

Adjusted EBITDA

We have included Adjusted EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans.

Adjusted EBITDA is defined as net income (loss) adjusted for interest and other expense, net, provision for income taxes, depreciation and amortization, and stock-based compensation expense. Management believes that the use of Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period to period comparisons of results of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Management believes that it is useful to exclude certain non-cash charges, such as depreciation and amortization, and stock-based compensation, and non-core operational charges, such as interest and other expense, net from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards, acquisitions or restructurings, as the case may be.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect the future need to augment or replace such assets; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated:

	Year Ended February 28 or 29,
	2013	2012	2011	2010	2009
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(709)	$(225)	$6,643	$(6,518)	$(19,843)
Interest and other expense, net	437	411	259	532	1,618
Provision for income taxes	264	78	33	349	60
Depreciation and amortization	1,616	1,526	1,859	2,323	2,660
Stock-based compensation	2,245	727	577	445	342

Adjusted EBITDA	$3,853	$2,517	$9,371	$(2,869)	$(15,163)

Free Cash Flow

Free cash flow is a key measure used in our internal operating reports and allows us to manage the cash available to fund our debt obligations and potential strategic initiatives. Management believes that free cash flow is useful to investors as a supplemental measure to evaluate our business over time.

Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. Capital expenditures consist of purchases of property, equipment and software. Management believes that the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operating performance and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Free cash flow should not be considered a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do. Management compensates for the inherent limitations associated with measuring free cash flow through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of free cash flow to the most directly comparable GAAP measure, net cash provided by (used in) operating activities. A reconciliation of net cash provided by (used in) operating activities to free cash flow is presented below:

	Year Ended February 28 or 29,
	2013	2012	2011	2010	2009
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$(957)	$(826)	$88	$(4,401)	$(14,607)
Capital expenditures	(1,138)	(1,669)	(785)	(924)	(1,846)

Free cash flow	$(2,095)	$(2,495)	$(697)	$(5,325)	$(16,453)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our fiscal year end is the last day of February. We refer to our fiscal years ended February 28, 2013, February 29, 2012 and February 28, 2013 as fiscal 2013, fiscal 2012 and fiscal 2011.

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

Our agreements with customers are typically three to five years in length with annual billings in advance. The annual contract value for each customer agreement is largely related to the size of the customer, the number of solutions the customer has purchased, the number of the customer’s unique registered users, and the maturity of our relationship with the customer. Average annual contract value can therefore fluctuate period to period depending upon the size of new customers and the pace at which we up-sell additional solutions and services to existing customers. Additionally, these new and up-sell customer agreements can create significant variability in the aggregate annual contract value of agreements signed in any given fiscal quarter.

As of February 28, 2013, we had 306 customers, of which 76 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 230 customers purchase our network connectivity solutions directly. Our customers represent a wide range of industries and include many of the Fortune 500, among them seven of the top ten as designated in the Gartner Supply Chain Top 25. The E2open Business Network is a community comprised of our customers, over 35,000 unique registered trading partners and over 108,000 unique registered users. During the year ended February 28, 2013, we retained 91.2% of our Enterprise Customers and the total dollars billed to these customers was over 100% of the dollars billed to the same customers for the prior year. This reflects our ability to both retain and increase the revenue generated from our existing customers. We believe we have yet to significantly penetrate our customer base and have a significant opportunity to up-sell additional solutions to our existing customers. The total number of Enterprise Customers was 43 as of February 28, 2011, and increased 30.2% to 56 as of February 29, 2012 and increased 35.7% to 76 as of February 28, 2013.

On July 25, 2012, we sold 4,687,500 shares of common stock to the public (inclusive of 937,500 shares of common stock sold by selling stockholders). The public offering price of the shares sold in the offering was $15.00 per share. After deducting underwriting discounts and commissions and offering expenses paid by us, the aggregate net proceeds received by us totaled approximately $49.3 million.

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Sweden, Malaysia and Taiwan. For fiscal 2013, fiscal 2012 and fiscal 2011, the percentage of our revenue generated from customers outside the United States was 36.0%, 38.2% and 36.9%. As part of our growth strategy, we expect the percentage of our revenue generated from customers outside of the United States to continue to increase as we invest in and enter new and emerging markets. In 2011, we grew our sales team in Europe. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In fiscal 2013, we opened offices in Paris, France and Stockholm, Sweden, and continued to hire sales personnel in the United States, Europe and China. We intend to make additional investments outside of the United States in order to expand our geographic reach.

Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We intend to enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

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

Sources of Revenue

Our revenue has grown to $74.9 million for fiscal 2013 from $59.7 million for fiscal 2012 and from $55.5 million for fiscal 2011. We generate our revenue primarily from selling access to our cloud-based platform of on-demand software solutions, which we refer to as subscriptions and support, through our field sales organization and alliance partners. We also generate revenue from professional services by helping our customers deploy our software applications. Our customer contracts typically have a term of three to five years in length and we invoice our customers for subscriptions and support in advance for annual use of our software solutions.

	Year Ended February 28 or 29,
	2013	2012	2011
Revenue by type:
Subscriptions and support	$43,793	$35,816	$39,419
Professional services	31,145	23,871	16,104

Total	$74,938	$59,687	$55,523

Percentage of revenue by type:
Subscriptions and support	58.4%	60.0%	71.0%
Professional services	41.6	40.0	29.0

Total	100.0%	100.0%	100.0%

Subscriptions and Support. We offer on-demand software solutions, which enable our customers to have constant access to our solutions without the need to manage and support the software and associated hardware themselves. We house the hardware and software in third-party facilities, and provide our customers with access to the software applications, along with data security and storage, backup, and recovery services. We invoice our customers for subscriptions and support in advance for annual use of our software solutions.

Professional Services. Professional services revenue is derived primarily from fees for enabling services, such as solution consulting, solution deployment and B2B on-boarding, that help our customers deploy our solutions. These services are sold in conjunction with the sale of our on-demand software solutions or on a standalone basis. We provide professional services both on a fixed fee and a time and materials basis, and invoice our customers in advance, monthly, or upon reaching project milestones.

Our future revenue growth will depend on our ability to increase sales of our existing and new on-demand software solutions and services to new and existing customers. Our revenue generally fluctuates, and we expect it to continue to fluctuate, between periods due primarily to timing of sales of our software solutions, revenue recognition requirements and seasonality, among other factors. As a result, transactions that are expected to be recognized in one period may be recognized in a subsequent period, which may materially affect our financial performance in a reporting period.

Key Operating Performance Measures

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Bookings, Billings and Backlog. We generally recognize subscription and support revenue from our customer agreements ratably over the terms of those agreements. For this reason, a significant portion of our revenue in any period will be from customer agreements signed in prior periods rather than new business activity signed during such period. In order to assess our business performance with metrics that more fully reflect current period business activity, we track bookings, billings and backlog. Bookings represent the full value of customer orders or contracts signed during a reporting period. The value of our bookings is impacted by new contracts, renewals, amendments and terminations. New and upsell bookings represent orders from new customers and add-on sales to existing customers. Renewal bookings represent the extension of the term of a contract with an existing customer. Billings represent invoices issued to customers during the period. Backlog represents the cumulative value of bookings existing at the end of the period less the cumulative amount billed to customers. Due to the seasonality of our sales, bookings and backlog fluctuate from quarter to quarter throughout the fiscal year. Total bookings for fiscal 2013 were up 72.3% to $125.1 million for fiscal 2013 from $72.7 million for fiscal 2012. New and upsell bookings were up 37.8% to $70.1 million for fiscal 2013 from $51.0 million for fiscal 2012.

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

The number of unique registered trading partners in the E2open Business Network increased to 35,302 as of February 28, 2013 from 26,440 as of February 28, 2011, or by 33.5%. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users. We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased to 108,846 as of February 28, 2013 from 73,377 as of February 28, 2011, or by 48.3%.

Key Financial Performance Measures

We monitor the key financial metrics set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

	Year Ended February 28 or 29,
	2013	2012	2011
Revenue	$74,938	$59,687	$55,523
Gross profit	$51,626	$38,057	$36,218
Gross margin	68.9%	63.8%	65.2%
Net income (loss)	$(709)	$(225)	$6,643
Adjusted EBITDA (1)	$3,853	$2,517	$9,371
Operating cash flow	$(957)	$(826)	$88
Free cash flow (2)	$(2,095)	$(2,495)	$(697)

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other expense, net, provision for income taxes, depreciation and amortization, and stock-based compensation expense. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
(2)	Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. See “Free Cash Flow” below for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Gross Profit and Gross Margin. Gross profit and gross margin have been and will continue to be affected by a variety of factors, including the average sales price of our products, the mix of solutions sold, the mix of revenue between subscriptions and support and professional services, and our level of investment in operating infrastructure. Our gross profit and gross margin in each of the last three fiscal years was $51.6 million, or 68.9%, for fiscal 2013, $38.1 million, or 63.8%, for fiscal 2012, and $36.2 million, or 65.2%, for fiscal 2011. We expect gross profit and gross margin to decline for fiscal 2014 compared to fiscal 2013 as we invest in the enablement of partners to deploy our solutions.

Gross margin on subscriptions and support revenue was 81.1% and gross margin on professional services revenue was 51.7% for fiscal 2013. Gross margin on subscriptions and support revenue was 79.0% and gross margin on professional services revenue was 40.9% for fiscal 2012. Gross margin on subscriptions and support revenue was 80.9% and gross margin on professional services revenue was 26.9% for fiscal 2011.

An increase in the proportion of our total revenue generated by sales of subscriptions and support for our on-demand software applications would increase our overall margins, due to the higher margins on subscriptions and support compared to professional services. Our gross margin may also fluctuate due to the timing of revenue recognition for our on-demand solutions and services, since our cost of revenue is recognized as incurred whereas revenue on certain arrangements with customers is recognized ratably over the contract term.

Costs and Expenses

Cost of Revenue. Total cost of revenue consists of costs related to third party hosting of our equipment and delivery of our software solutions, software license fees, salaries, and benefits and personnel-related expenses included in our operations, professional services, and support departments, as well as allocated facilities, information technology and supporting overhead costs. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our on-demand software applications due to the labor intensive nature of providing professional services.

Our total cost of revenue has declined in the last three fiscal years as a percentage of revenue. We expect the cost of revenue to increase in absolute dollars as we continue to invest in our business. We expect cost of revenue as a percentage of revenue to increase in the near term as we invest in the enablement of partners to deploy our solutions.

Operating Expenses. Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development. Research and development expense consists of salaries, benefits and personnel-related expenses, software development tools, as well as allocated facilities, information technology and supporting overhead costs. We expect to continue to invest in research and development to enhance and expand our existing solutions and develop new solutions and tools for improved deployment and customer support and, consequently, we expect research and development expense to increase in absolute dollars in future periods.

Sales and Marketing. Sales and marketing expense consists of salaries, benefits and personnel-related expenses, including sales commissions, advertising and marketing materials, trade shows and other marketing events, travel and entertainment expenses, as well as an allocation of facilities, information technology and supporting overhead expenses. We intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. Accordingly, we expect sales and marketing expense to increase in absolute dollars in future periods.

General and Administrative. General and administrative expense consists of salaries, benefits and personnel-related expenses for our finance, accounting, legal, human resources, facilities and information technology employees; third-party professional fees; communication expenses; allocated facilities expenses; and other administrative expenses. We expect that the costs of being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, increased directors and officers insurance, and professional and other services, will increase our general and administrative expense in absolute dollars in future periods.

Interest and Other Expense, Net. Interest and other expense, net, consists primarily of interest income on our cash and cash equivalents, interest expense on our credit facilities, notes payable and capital leases, amortization of deferred financing fees, and foreign exchange currency transaction and remeasurement gains and losses.

Provision for Income Taxes. We are subject to income tax in the United States as well as other jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax. Our effective tax rates differ from the statutory rate due primarily to valuation allowances on our deferred taxes, state taxes based on margin, foreign taxes and tax contingencies.

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

Management believes that it is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation, and non-core operational charges, such as other expense, net from Adjusted EBITDA because 1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and 2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards, acquisitions or restructurings, as the case may be.

Our Adjusted EBITDA improved to $3.9 million for fiscal 2013 from $2.5 million for fiscal 2012. This growth was a result of an increase in revenue from both new and existing customers. Adjusted EBITDA was $2.5 million in 2012 compared to $9.4 million for fiscal 2011 as we increased our investment in research and development and sales and marketing, to drive future revenue growth, which increased expenses and decreased Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Year Ended February 28 or 29,
	2013	2012	2011
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(709)	$(225)	$6,643
Interest and other expense, net	437	411	259
Provision for income taxes	264	78	33
Depreciation and amortization	1,616	1,526	1,859
Stock-based compensation	2,245	727	577

Adjusted EBITDA	$3,853	$2,517	$9,371

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

We have historically made significant investments in product development and in marketing our solutions, resulting in net use of cash in operating activities since inception. Our free cash flow improved to $(2.1) million for fiscal 2013, compared to $(2.5) million for fiscal 2012, through increased sales, improved management of our spending and working capital management. Our free cash flow for fiscal 2012 was $(2.5) million compared to $(0.7) million for fiscal 2011 due to increased investment in research and development, sales and marketing and deployment capacity. This is consistent with our strategy to expand our product offerings and customer base to help drive future revenue growth.

	Year Ended February 28 or 29,
	2013	2012	2011
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$(957)	$(826)	$88
Capital expenditures	(1,138)	(1,669)	(785)

Free cash flow	$(2,095)	$(2,495)	$(697)

We expect to continue to incur negative free cash flow for fiscal 2014 as we continue to invest in the development and implementation of new solutions and software applications, expand our sales and marketing resources in order to further penetrate our market both in the United States and internationally, and invest in the enablement of partners to deploy our solutions.

Results of Operations

Fiscal Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Year Ended February 28 or 29,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(Dollars in thousands)
Revenue
Subscriptions and support	$43,793	$35,816	$39,419	$7,977	22.3%	$(3,603)	(9.1)%
Professional services	31,145	23,871	16,104	7,274	30.5	7,767	48.2

Total revenue	74,938	59,687	55,523	15,251	25.6	4,164	7.5
Cost of Revenue
Subscriptions and support	8,275	7,514	7,531	761	10.1	(17)	(0.2)
Professional services	15,037	14,116	11,774	921	6.5	2,342	19.9

Total cost of revenue	23,312	21,630	19,305	1,682	7.8	2,325	12.0
Gross profit
Subscriptions and support	35,518	28,302	31,888	7,216	25.5	(3,586)	(11.2)
Professional services	16,108	9,755	4,330	6,353	65.1	5,425	125.3

Total gross profit	$51,626	$38,057	$36,218	$13,569	$35.7%	$1,839	5.1%

Gross margin
Subscriptions and support	81.1%	79.0%	80.9%		2.1%		(1.9)%
Professional services	51.7	40.9	26.9		10.9		14.0

Total gross margin	68.9%	63.8%	65.2%		5.1%		(1.5)%

	Year Ended February 28 or 29,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(Dollars in thousands)
Total bookings	$125,139	$72,615	$56,916	$52,524	72.3%	$15,699	27.6%

New and upsell bookings	$70,288	$51,001	$43,675	$19,287	37.8%	$7,326	16.8%

Billings	$72,173	$60,108	$47,900	$12,065	20.1%	$12,208	25.5%

Backlog at end of year	$131,457	$78,617	$66,186	$52,840	67.2%	$12,431	18.8%

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Year Ended February 28 or 29,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(Dollars in thousands)
Subscriptions and support	$179	$58	$59	$121	208.6%	$(1)	(1.7)%
Professional services	442	145	164	297	204.8	(19)	(11.6)

Total cost of revenue	$621	$203	$223	$418	205.9%	$(20)	(9.0)%

During the past three fiscal years, our revenue increased due both to the addition of new customers and the increased volume of sales of additional solutions and services to our existing customer base. Pricing changes have not had a significant impact on our revenue growth. The total number of Enterprise Customers was 34 as of the beginning of fiscal 2011 and grew 123.5% to 76 as of the end of fiscal 2013. During this time, we increased our investment in sales and marketing, leveraged our customer network and expanded further to adjacent verticals to add new customers and create new markets for our products both domestically and abroad. Following the initial deployment of our solutions to our customers, we have been able to sell additional solutions and services to them. Typically, we sell additional solutions and services to our existing customers when they experience returns on investment from the use of our solutions in one business process and they choose to purchase more solutions for additional business processes. We continue to develop new products and services to introduce to both our existing and new customers.

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

2013 compared to 2012. Total revenue for fiscal 2013 was $74.9 million. Subscriptions and support revenue and professional services revenue comprised 58% and 42% of the total revenue. Total revenue increased by $15.3 million, or 25.6%, from fiscal 2012 to fiscal 2013. Total revenue for fiscal 2013 included $3.5 million of revenue accelerated from future periods associated with a contract amendment. Subscriptions and support revenue for fiscal 2013 would have been $43.2 million and professional revenue would have been $28.2 million absent this acceleration.

The increase is attributable to $3.9 million sales to new customers, $7.9 million of sales of additional solutions and services to our existing customers, and $3.5 million of revenue accelerated from future periods associated with a contract amendment.

For fiscal 2013 and 2012, we had two customers, RIM and Vodafone, that each accounted for more than 10% of revenue. For fiscal 2013 and fiscal 2012, revenue attributable to customers headquartered in the United States, Canada and United Kingdom each accounted for more than 10% of total revenue.

Total cost of revenue increased $1.7 million, or 7.8%, for fiscal 2013 compared to fiscal 2012. The increase in total cost of revenue was attributable primarily to a $1.9 million increase in employee-related expenses driven by increased headcount to provide services to our customers.

Total bookings increased $52.5 million, or 72.3%, from fiscal 2012 to fiscal 2013. New and upsell bookings increased $19.3 million, or 37.8%, from fiscal 2012 to fiscal 2013 due to the addition of new customers and sales of additional software solutions and professional services to existing customers, reflecting the improved productivity from our investment in sales and marketing. The growth rates for revenue and bookings are not necessarily directly correlated with each other in a given year due to the seasonality of our customer agreements, the recognition in most cases of subscriptions revenue on a straight-line basis over the term of each customer agreement, and the recognition of professional services revenue over the period the services are performed or upon project completion.

2012 compared to 2011. Total revenue for fiscal 2012 was $59.7 million. Subscriptions and support revenue and professional services revenue comprised 60.0% and 40.0% of total revenue. Total revenue increased by $4.2 million, or 7.5%, from fiscal 2011 to fiscal 2012. The increase was due primarily to a $7.8 million increase in professional services revenue, offset by a $3.6 million decrease in subscriptions and support revenue. The increase in revenue for fiscal 2012 was due primarily to sales to new customers. We added 13 new customers during fiscal 2012 bringing the total number of Enterprise Customers to 56 as of February 29, 2012.

Effective March 1, 2011, we adopted new accounting guidance relating to multiple-element arrangements, which had the effect of increasing subscriptions and support revenue by $1.0 million, and professional services revenue by $9.9 million, or a total of $10.9 million more than would have been recognized during fiscal 2012 had such accounting guidance not been adopted.

Prior to our adoption of the new revenue accounting guidance at the beginning of fiscal 2012, the timing of when we commenced revenue recognition on customer arrangements depended in large part upon customer acceptance of our deployment of on-demand solutions, and as such, resulted in fluctuations in revenue between periods. For fiscal 2011, our revenue included $6.4 million of subscriptions and support revenue and $4.8 million of professional services revenue, or a total of $11.2 million in revenue, related to multiple-element arrangements with a single customer which were executed between fiscal 2008 and fiscal 2011 and treated as a single unit of accounting for revenue recognition purposes. All revenue related to these arrangements was recognized ratably from the acceptance of the final deliverable between November 2010 and February 2011, the remaining term of the on-demand subscriptions and support. Typically, our first arrangement with a customer is for the initial deployment of our software solutions, and prior to adoption of the new accounting guidance, we commenced revenue recognition once we completed such deployment and recognized the fees ratably over the contractual term. Subsequent arrangements were then generally treated as separate units of accounting for revenue recognition purposes. Had the revenue on this arrangement been recognized in a pattern similar to our typical customer arrangements, we would have recognized that $11.2 million in revenue over three years, with $4.2 million of subscriptions and support revenue and $2.3 million of professional services revenue in years prior to fiscal 2011, and $2.2 million of subscriptions and support revenue and $2.5 million of professional services revenue for fiscal 2011. Our deferred revenue as of February 28, 2011 did not include a similar arrangement. Additionally, with the adoption of the new revenue accounting guidance for fiscal 2012 relating to multiple-element arrangements, we recognize revenue for the estimated selling price of each element as it is delivered to our customers. As such, it is unlikely that we will experience a similar fluctuation in our revenue resulting from such type of arrangement in the future.

Excluding the effect of the adoption of new accounting guidance on multiple-element arrangements for fiscal 2012 and the impact of the revenue arrangement described above, total revenue decreased by $0.3 million, or 0.6%, compared to fiscal 2011 due to $0.4 million lower subscriptions and support fees, offset by a $0.1 million increase in professional service fees.

The table below presents the revenue impact of transactions described above and the adoption of the new revenue accounting guidance for fiscal 2012 and fiscal 2011.

	Year Ended February 28 or 29,		2011 to 2012 Change
	2012	2011	$	%
Revenue, as reported
Subscriptions and support	$35,816	$39,419	$(3,603)	(9.1)%
Professional services	23,871	16,104	7,767	48.2

Total revenue	59,687	55,523	4,164	7.5%

Effect of multiple-element arrangement transaction described above:
Subscriptions and support	—	(4,194)
Professional services	—	(2,281)

Total	—	(6,475)
Pro-forma basis, adjusted for the above transaction
Subscriptions and support	35,816	35,225	591	1.7
Professional services	23,871	13,823	10,048	72.7

Total	59,687	49,048	10,639	21.7%

Impact of adoption of the new accounting guidance:
Subscriptions and support	(985)	—
Professional services	(9,947)	—

Total	(10,932)	—

Revenue, as adjusted
Subscriptions and support	34,831	35,225	(394)	(1.1)
Professional services	13,924	13,823	101	(0.7)

Total	$48,755	$49,048	$(293)	(0.6)%

For fiscal 2012, we had two customers, RIM and Vodafone, that each accounted for more than 10% of revenue. Revenue generated from customers headquartered outside the United States accounted for 38.2% of total revenue for fiscal 2012. For fiscal 2012, total customers headquartered in the United States, Canada and the United Kingdom each accounted for more than 10% of total revenue.

2012 compared to 2011. Total cost of revenue increased by $2.3 million, or 12.0%, for fiscal 2012 compared to fiscal 2011. The increase in total cost of revenue was driven primarily by increased headcount resulting in a $2.7 million increase in employee-related expense and an increase of $0.9 million in fees paid for externally-sourced professional services. These increases were partially offset by a decrease of $0.9 million in hosting costs and $0.3 million in software and hardware maintenance costs. Total cost of revenue fluctuates period-to-period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

The increase in revenue associated with the adoption of the new revenue accounting guidance for fiscal 2012 impacted our margins positively as our revenue increased without a corresponding increase in our cost of revenue since our cost of revenue is recognized as incurred and would have been the same without the increase in revenue. The adoption of the new revenue accounting guidance also had the effect of increasing gross margin on professional services by 42.3% from (1.4)% to 40.9%. Overall, the adoption of the new revenue accounting guidance had the effect of increasing gross margin by 8.2% from 55.6% to 63.8%.

Total bookings increased by $15.7 million, or 27.6%, from fiscal 2011 to fiscal 2012. New and upsell bookings increased $7.3 million, or 16.8%, from fiscal 2011 to fiscal 2012 due to the addition of new customers and sales of additional software solutions and professional services to existing customers reflecting the improved productivity from our investment in sales and marketing. The growth rates for revenue and bookings are not necessarily directly correlated with each other in a given year due to the seasonality of our customer agreements, the recognition in most cases of subscriptions revenue on a straight-line basis over the term of each customer agreement, and the recognition of professional services revenue over the period the services are performed or upon project completion.

Operating Expenses

	Year Ended February 28 or 29,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(Dollars in thousands)
Research and development	$14,999	$13,240	$11,463	1,759	13.3%	$1,777	15.5%
Sales and marketing	28,222	18,590	12,756	9,632	51.8	5,834	45.7
General administrative	8,413	5,963	5,064	2,450	41.1	899	17.8

Total operating expenses	$51,634	$37,793	$29,283	$13,841	36.6%	$8,510	29.1%

Research and Development

2013 compared to 2012. Research and development expense increased $1.8 million, or 13.3%, for fiscal 2013 compared to fiscal 2012. The increase was attributable to an increase of $1.0 million in employee-related costs, $0.6 million increase in software and hardware maintenance costs, and $0.2 million in fees paid to third-party contract developers attributed to increased product development activities. As a percentage of revenue, research and development expense was 20.0% for fiscal 2013 and 22.2% for fiscal 2012.

2012 compared to 2011. Research and development expense increased $1.8 million, or 15.5%, from fiscal 2011 to fiscal 2012. The increase was attributable primarily to an increase of $0.9 million in employee-related costs and an increase of $0.7 million in fees paid to third-party contract developers attributed to increased product development activities. As a percentage of revenue, research and development expense was 22.2% for fiscal 2012 and 20.6% for fiscal 2011.

Sales and Marketing

2013 compared to 2012. Sales and marketing expense increased $9.6 million, or 51.8%, for fiscal 2013 compared to fiscal 2012. The increase was attributable to an increase in employee-related costs as we continue to expand our field sales organization globally. Average headcount in sales and marketing increased 55.4%, from 51 for fiscal 2012 to 80 for fiscal 2013. As a percentage of revenue, sales and marketing expense increased from 31.1% for fiscal 2012 to 37.7% for fiscal 2013 reflecting our investment in sales and marketing to drive business growth.

2012 compared to 2011. For fiscal 2012, sales and marketing expense increased by $5.8 million, or 45.7%, from fiscal 2011 to fiscal 2012. The increase was attributable primarily to a $4.8 million increase in employee-related costs as we expanded our field sales organization globally. Average headcount in sales and marketing increased from 38 for fiscal 2011 to 51 for fiscal 2012. Total sales and marketing headcount increased by 85.3% from 34 as of March 1, 2010 to 63 as of February 29, 2012. We also incurred $0.3 million of additional fees paid to sales representatives in China and Europe in order to expand our customer base in those geographic locations. Additionally, our marketing expenses increased by $0.4 million as a result of additional marketing and branding programs for fiscal 2012. As a percentage of revenue, sales and marketing expense increased from 23.0% for fiscal 2011 to 31.1% for fiscal 2012 reflecting our investment in sales and marketing to drive business growth.

General and Administrative

2013 compared to 2012. General and administrative expense increased $2.5 million, or 41.1%, for fiscal 2013 compared to fiscal 2012. The increase was attributable to a $1.5 million increase in employee-related expense resulting from increased headcount to support the growth of the business and the infrastructure required to support a public company, $0.3 million higher legal and accounting fees, $0.2 million increase in fees paid to contractors for administrative services, $0.1 million increase in software and hardware, and $0.1 million increase in facility costs. As a percentage of revenue, general and administrative expenses were 11.2% for fiscal 2013 and 10.0% for fiscal 2012.

2012 compared to 2011. General and administrative expense increased by $0.9 million, or 17.8%, from fiscal 2011 to fiscal 2012. The increase was attributable primarily to higher employee-related costs of $0.8 million and $0.2 million higher legal and accounting fees. These increases were offset by a $0.1 million decrease in fees paid to contractors for administrative services. As a percentage of revenue, general and administrative expense was 10.0% for fiscal 2012 and 9.1% for fiscal 2011.

Interest and Other Expense, Net

	Year Ended February 28 or 29,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(Dollars in thousands)
Interest income	$97	$2	$5	$95	4,750.0%	$(3)	(60.0)%
Interest expense	(247)	(185)	(115)	(62)	33.5	(70)	60.9
Other expense, net	(287)	(228)	(149)	(59)	25.9	(79)	53.0

Total interest and other expense, net	$(437)	$(411)	$(259)	$(26)	6.3%	$(152)	58.7%

2013 compared to 2012. For fiscal 2013, interest income increased from investments in available-for-sale securities. This increase was offset by higher interest expense from capital lease and notes financing, and net transaction losses on foreign exchange.

2012 compared to 2011. For fiscal 2012, interest and other expense, net, increased by $0.2 million, or 58.7%, compared to fiscal 2011. The increase was largely driven by net transaction losses on foreign exchange and interest expense on our term loan.

Provision for income taxes

	Year Ended February 28 or 29,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$		%
	(Dollars in thousands)
Provision for income taxes	$264	$78	$33	$186	238.5%	$	*	*

*	Not meaningful

2013 compared to 2012. We recognized an income tax provision of $0.3 million for fiscal 2013 compared to $0.1 million for fiscal 2012. The increase resulted from additional foreign income taxes for fiscal 2013.

Quarterly Results of Operations

The following tables present our unaudited consolidated quarterly results of operations data in dollars and as a percentage of revenue for each of the eight most recent quarters commencing with the quarter ended February 28, 2011 and ending with the quarter ended February 28, 2013. We have prepared this information on a basis consistent with our audited consolidated financial statements and have included all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. You should read the following tables in conjunction with our audited and unaudited consolidated financial statements and related notes appearing elsewhere in this report. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that comparisons of our quarterly results of operations should not be relied upon as an indication of our future performance. The items discussed below highlight unusual events and circumstances that make comparability between quarters difficult.

	Three Months Ended
	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012	Feb 29, 2012	Nov 30, 2011	Aug 31, 2011	May 31, 2011
	(In thousands, except per share data)
Revenue
Subscriptions and support	$11,633	$11,215	$11,131	$9,814	$9,253	$9,315	$9,195	$8,053
Professional services	5,978	7,748	11,760	5,659	7,772	5,494	7,411	3,194

Total revenue	17,611	18,963	22,891	15,473	17,025	14,809	16,606	11,247
Cost of revenue
Subscriptions and support	2,063	2,175	1,998	2,039	1,915	1,928	1,884	1,787
Professional services	4,029	3,691	3,664	3,653	3,892	3,529	3,362	3,333

Total cost of revenue	6,092	5,866	5,662	5,692	5,807	5,457	5,246	5,120

Gross profit
Subscriptions and support	9,570	9,040	9,133	7,775	7,338	7,387	7,311	6,266
Professional services	1,949	4,057	8,096	2,006	3,880	1,965	4,049	(139)

Total gross profit	11,519	13,097	17,229	9,781	11,218	9,352	11,360	6,127

Operating expenses:
Research and development	3,729	3,621	3,557	4,092	3,360	3,401	3,369	3,110
Sales and marketing	8,054	7,393	6,628	6,147	5,429	5,113	4,318	3,730
General and administrative	2,304	2,050	2,277	1,782	1,658	1,661	1,337	1,307

Total operating expenses	14,087	13,064	12,462	12,021	10,447	10,175	9,024	8,147

Income (loss) from operations	(2,568)	33	4,767	(2,240)	771	(823)	2,336	(2,020)
Interest and other expense, net	(120)	(53)	(169)	(95)	46	(242)	(129)	(86)

Income (loss) before income taxes	(2,688)	(20)	4,598	(2,335)	817	(1,065)	2,207	(2,106)
Provision for (benefit from) income taxes	127	62	32	43	(44)	48	43	31

Net income (loss)	(2,815)	(82)	4,566	(2,378)	861	(1,113)	2,164	(2,137)
Undistributed earnings allocated to preferred stockholders	—	—	—	—	(861)	—	(2,164)	—

Net income (loss) attributable to common stockholders	$(2,815)	$(82)	$4,566	$(2,378)	$—	$(1,113)	$—	$(2,137)

Net income (loss) per share attributable to common stockholders
Basic	$(0.11)	$—	$0.33	$(0.38)	$—	$(0.19)	$—	$(0.37)

Diluted	$(0.11)	$—	$0.19	$(0.38)	$—	$(0.19)	$—	$(0.37)

Weighted average shares used to compute earnings per share attributable to common stockholders:
Basic	25,178	25,021	13,875	6,190	6,215	5,985	6,154	5,798

Diluted	25,178	25,021	24,421	6,190	6,215	5,985	6,154	5,798

	Three Months Ended
	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012	Feb 29, 2012	Nov 30, 2011	Aug 31, 2011	May 31, 2011
	(In thousands)
Revenue
Subscriptions and Support	66.1%	59.1%	48.6	63.4%	54.3%	62.9%	55.4%	71.6%
Professional Services	33.9	40.9	51.4	36.6	45.7	37.1	44.6	28.4

Total Revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue (1)
Subscriptions and Support	17.7	19.4	17.9	20.8	20.7	20.7	20.5	22.2
Professional Services	67.4	47.6	23.1	64.6	50.1	64.2	45.4	104.4

Total cost of revenue	34.6	30.9	24.8	36.8	34.1	36.8	31.6	45.5

Gross margin (1)
Subscriptions and Support	82.3	80.6	82.1	79.2	79.3	79.3	79.5	77.8
Professional Services	32.6	52.4	68.8	35.4	49.9	35.8	54.6	(4.4)

Total gross margin	65.4	69.1	75.2	63.2	65.9	63.2	68.4	54.5
Operating expenses:
Research and development	21.2	19.1	15.5	26.4	19.7	23.0	20.3	27.7
Sales and marketing	45.7	39.0	29.0	39.7	31.9	34.5	26.0	33.2
General and administrative	13.1	10.8	9.9	11.5	9.7	11.2	8.1	11.6

Total operating expenses	80.0	68.9	54.4	77.7	61.4	68.7	54.3	72.4

Income (loss) from operations	(14.6)	0.2	20.8	(14.5)	4.5	(5.6)	14.1	(18.0)
Interest and other expense, net	(0.7)	(0.3)	(0.7)	(0.6)	0.3	(1.6)	(0.8)	(0.8)

Income (loss) before income taxes	(15.3)	(0.1)	20.1	(15.1)	4.8	(7.2)	13.3	(18.7)
Provision for income taxes	0.7	0.3	0.1	0.3	(0.3)	0.3	0.3	0.3

Net income (loss)	(16.0)%	(0.4)%	19.9%	(15.4)%	5.1%	(7.5)%	13.0%	(19.0)%

(1)	The table above shows cost of revenue and gross margin as a percentage of each component of revenue.

	Three Months Ended
	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012	Feb 29, 2012	Nov 30, 2011	Aug 31, 2011	May 31, 2011
	(Dollars in thousands)
Other Financial and Operational Data:
Adjusted EBITDA (1)	$(1,474)	$1,044	$5,635	(1,352)	$1,464	$(287)	$2,830	$(1,490)

Free cash flow (2)	$4,117	$1,242	$(5,977)	$(1,477)	$(3)	$697	$(2,923)	$(266)

Number of unique registered trading partner (3)	35,302	34,740	33,371	32,390	30,772	29,599	28,003	27,364
Number of unique registered users (3)	108,846	105,060	99,292	94,708	88,012	84,461	79,772	77,311

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other expense, net, provision for income taxes, depreciation and amortization, and stock-based compensation expense. See “Adjusted EBITDA” in the “Key Financial Performance Measures” of this section for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
(2)	We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. See “Free Cash Flow” in the “Key Financial Performance Measures” of this section for more information and for a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(3)	We define unique registered trading partners and unique registered users as current entities and individuals, respectively, that are connected to our network as of the balance sheet date. We view the number of unique registered trading partners and unique registered users as key indicators of the reach of our network and the value our enterprise customers are deriving from our solutions.

Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012	Feb 29, 2012	Nov 30, 2011	Aug 31, 2011	May 31, 2011
	(In thousands)
Cost of revenue	$177	$181	$142	$121	$81	$46	$25	$51
Research and development	54	52	25	53	31	20	10	23
Sales and marketing	261	206	137	145	124	53	39	43
General and administrative	182	171	178	160	81	46	27	27

Total stock-based compensation	$674	$610	$482	$479	$317	$165	$101	$144

Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012	Feb 29, 2012	Nov 30, 2011	Aug 31, 2011	May 31, 2011
	(In thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(2,815)	$(82)	$4,566	$(2,378)	$861	$(1,113)	$2,164	$(2,137)
Interest and other expense, net	120	53	169	95	(46)	242	129	86
Provision for income taxes	127	62	32	43	(44)	48	43	31
Depreciation and amortization	420	401	386	409	376	371	393	386
Stock-based compensation	674	610	482	479	317	165	101	144

Adjusted EBITDA	$(1,474)	$1,044	$5,635	$(1,352)	$1,464	$(287)	$2,830	$(1,490)

Free Cash Flow

A reconciliation of net cash provided by (used in) operating activities to free cash flow is presented below:

	Three Months Ended
	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012	Feb 29, 2012	Nov 30, 2011	Aug 31, 2011	May 31, 2011
	(In thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$4,138	$1,312	$(5,584)	$(823)	$1,171	$835	$(2,754)	$(78)
Capital expenditures	(21)	(70)	(393)	(654)	(1,174)	(138)	(169)	(188)

Free cash flow	$4,117	$1,242	$(5,977)	$(1,477)	$(3)	$697	$(2,923)	$(266)

Revenue and Gross Margin

Our quarterly revenue fluctuates, due primarily to the timing of revenue recognition, which depends primarily on revenue recognition requirements and seasonality. We believe that this seasonality is due to customer buying patterns typical in this industry and is likely to continue in the future. In the future, we expect our revenue to also reflect such seasonality as a result of our adoption of the new revenue accounting guidance.

Over the past eight quarters, our gross margins have ranged from 54.5% to 75.2%. As reflected in the table above, we have experienced quarter to quarter volatility in gross margin. We believe that this volatility was largely the result of our revenue mix in a particular period and the timing of revenue recognition. The amount of subscriptions and support in a period is a significant driver of our overall gross margin because of the high margins our software solutions generally produce. Gross margins in professional services may be affected by the nature and scope of work required in our contracts with customers.

Total revenue for the three months ended August 31, 2012 included $4.5 million of revenue accelerated from future periods associated with a contract amendment, of which $0.5 million would have been recognized in the quarter ended November 30, 2012 and the quarter ended February 28, 2013, and $3.5 million would have been recognized subsequent to fiscal 2013. Excluding the aforementioned item, gross margin on subscriptions and support and professional services for the quarter ended August 31, 2012 would have been 80.8% and 53.8%. Total gross margin for the quarters ended November 30, 2012 and February 28, 2013 would have been 69.8% and 66.4%

Liquidity and Capital Resources

	Year Ended February 28 or 29,
	2013	2012	2011
Cash and cash equivalents at the end of the year	$20,262	$10,219	$10,060
Net cash provided by (used in) operating activities	(957)	(826)	88
Net cash used in investing activities	(28,132)	(1,764)	(768)
Net cash provided by (used in) financing activities	39,171	2,750	1,210

As of February 28, 2013, we had total cash, cash equivalents, short-term and long-term investments of $47.2 million, including cash and cash equivalents of $20.2 million, and short-term investments in available-for-sale debt securities of $15.3 million. As of February 28, 2013, we also had $11.7 million long-term investments in available-for-sale debt securities. As of February 29, 2012, we had cash and cash equivalents of $10.2 million, consisting of cash and money market accounts. On July 30, 2012, we received proceeds from our IPO of $52.3 million, net of underwriting discounts and commissions, but before deducting offering expenses.

Operating Cash Flow

Our cash flow from operating activities is significantly influenced by the amount and timing of customer payments and the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business. Net cash used in operating activities has historically resulted from losses from operations and changes in working capital.

Net cash used in operating activities was $1.0 million for fiscal 2013. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $0.7 million net loss adjusted by non-cash stock-based compensation of $2.2 million and depreciation and amortization of $1.6 million. Additionally, we used $4.5 million from the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $3.4 million as a consequence of the recognition of revenue for the year ended February 28, 2013 associated with cash collected in previous periods, an increase in accounts receivable of $4.4 million due to the timing of collections from customers, offset by an increase in accounts payable and accrued liabilities of $2.1 million due to growth in business activities, and a decrease of $1.1 million in prepaid expenses for software and hardware maintenance expense, and marketing costs.

Net cash used in operating activities was $0.8 million for fiscal 2012. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities was attributable primarily to the net change in our operating assets and liabilities of $2.7 million resulting from an increase in accounts receivable of $4.0 million due to growth in our billings and an increase of $1.0 million in prepaid expenses for software and hardware maintenance expense, and marketing costs. This was offset by an increase in accounts payable and accrued expenses of $1.9 million reflecting the timing of payments to our suppliers and growth in business activities and a $0.4 million increase in deferred revenue resulting from increased sales and billings. Net cash used in operating activities for fiscal 2012 also reflects our $0.2 million net loss adjusted for non-cash depreciation and amortization of $1.5 million, stock-based compensation of $0.7 million and other non-cash items of $0.2 million.

Net cash provided by operating activities was $0.1 million for fiscal 2011. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The cash provided by operating activities reflects our $6.6 million net income adjusted for depreciation and amortization of $1.9 million and stock-based compensation of $0.6 million. This was offset by an $8.8 million use of cash from the net change in our operating assets and liabilities. The net change in our operating assets and liabilities of $8.8 million resulted primarily from a $7.6 million decrease in deferred revenue due to the recognition of revenue for fiscal 2011 where cash was collected in previous periods, and an increase in accounts receivable of $1.9 million due to revenue and billings growth, offset by an increase in accounts payable of $0.8 million reflecting timing of payments to our suppliers.

Investing Cash Flow

Historically, our primary investing activities have consisted of capital expenditures associated with expanding our cloud-based, on-demand software solutions infrastructure and growing our workforce. For the year ended February 28, 2013, we invested a portion of the proceeds from our IPO in available-for-sale securities.

Net cash used in investing activities for fiscal 2013 was $28.1 million, which was comprised primarily of a $27.0 million net purchase of investments in available-for-sale securities, and $1.1 million of capital expenditures.

Net cash used in investing activities for fiscal 2012 was $1.8 million, which was comprised primarily of capital expenditures.

Net cash used in investing activities for fiscal 2011 was $0.8 million, which was comprised primarily of capital expenditures.

Financing Cash Flow

For fiscal 2013, we received proceeds from our IPO. Prior to our IPO, we financed our operations primarily through the sale of preferred stock and borrowings under credit facilities and from our stockholders.

Net cash provided by financing activities for fiscal 2013 was $39.2 million, which was comprised primarily of $52.3 million in proceeds from our IPO after deducting underwriting discounts and commissions. For fiscal 2013, we paid $2.4 million of expenses in connection with our stock offerings. We also made net payments of $9.7 million under our credit facility and $2.5 million on our notes payable and capital lease obligations. For the year ended February 28, 2013, we received $0.7 million from the issuance of Series BB preferred stock upon the exercise of warrants and $0.7 million in proceeds received from the exercise of stock options during the period.

Net cash provided by financing activities for fiscal 2012 was $2.8 million. For fiscal 2012, we received $0.1 million from the issuance of Series CC preferred stock upon the exercise of warrants. For the year ended February 29, 2012, our net borrowings under our credit facility amounted to $4.2 million. We also made payments of $1.1 million on notes payable for fixed asset purchases and $0.6 million for costs associated with preparing for our initial public offering.

Net cash provided by financing activities for fiscal 2011 was $1.2 million. During fiscal 2011, we received $0.6 million from exercises of stock options. For fiscal 2011, our net borrowings from our credit facility amounted to $1.6 million. We also made payments of $0.3 million on our capital lease obligation and $0.7 million on notes payable for fixed asset purchases.

Adequacy of Capital Resources

Our future capital requirements may vary materially from those now planned and will depend on many factors. These may include the costs to develop and implement new solutions and applications, the sales and marketing resources needed to further penetrate our target markets, the expansion of our operations in the United States and internationally and the response of competitors to our solutions and applications.

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating resource requirements for at least the next 12 months.

From time to time, we may consider additional financing sources and means to lower our cost of capital, which could include the sale of equity, equity-linked and debt financing. In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity or equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

Our Indebtedness

We maintained a credit facility with Bridge Bank, National Association (“Bridge Bank”), which provided us with revolving lines of credit and term loans. The total borrowing limit under the credit facility was $26.8 million, subject to borrowing base limitations. As of February 29, 2012, the amount outstanding under the lines of credit was $9.7 million, and under the term loan, recorded under notes payable on our balance sheet, was $1.7 million. In August 2012, we paid in full all of our outstanding borrowings under the lines of credit and the term loan. The revolving line of credit expired effective August 14, 2012 and the term loan facility was cancelled effective September 10, 2012.

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our line of credit discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations as of February 28, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Notes payable and capital leases(1)	$1,411	$849	$562	$—	$—
Operating lease obligations (2)	7,277	1,436	2,747	3,094	—

Total contractual obligations (3)	$8,688	$2,285	$3,309	$3,094	$—

(1)	For fiscal 2013, we financed the purchase of certain fixed assets, software licenses and related support and maintenance with notes payable and capital lease financing. The interest rates on notes payable and capital lease obligations range from 3.03% to 13.13% per annum.
(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2018.
(3)	As of February 28, 2013, we had gross unrecognized tax benefits of $4.5 million and an additional $0.1 million of gross interest and penalties classified as other noncurrent liabilities in our consolidated balance sheets. As of the date of this report, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.

Related Party Transactions

One of our directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company (“Seagate PLC”). Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of our customers and we received payments of $3,132,000, $2,311,000 and $1,359,000 for fiscal 2013, 2012 and 2011 relating to subscriptions to our solutions.

Off-Balance Sheet Arrangements

During fiscal 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under other assumptions or conditions.

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

Please refer to the notes to the consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

We generate revenue from the sale of subscriptions and support and professional services.

Subscriptions and Support. We offer on-demand software solutions, which enable our customers to have constant access to our solutions without the need to manage and support the software and associated hardware themselves. We house the hardware and software in third-party facilities, and provide our customers with access to the software solutions, along with data security and storage, backup and recovery services. Customer contracts typically have a term of three to five years. We invoice our customers for subscriptions and support in advance for annual use of the software solutions. Our payment terms typically require customers to pay within 30 to 90 days from the invoice date.

Professional Services. Professional services revenue is derived primarily from fees for enabling services, including solution consulting and solution deployment. These services are sold in conjunction with the sale of our on-demand software solutions. We provide professional services both on a fixed fee and a time and materials basis, and invoice customers either in advance, monthly, or upon reaching project milestones.

We enter into arrangements with multiple elements, comprised of subscriptions and support and professional services. Arrangements with customers typically do not provide the customer with the right to take possession of the software supporting the on-demand solutions. We commence revenue recognition when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the customer is fixed or determinable, and collectability of the fees is reasonably assured.

We account for subscriptions and support and professional services revenue as separate units of accounting and allocate revenue to each deliverable in an arrangement based on a selling price hierarchy. As we have been unable to establish vendor-specific objective evidence of selling price (“VSOE”), or third-party evidence of selling price (“TPE”) for the elements of our arrangements, we determine the ESP for each element primarily by considering prices we charge for similar offerings, size of the order and historical pricing practices. Revenue allocated to subscriptions and support is recognized over the contractual term. Professional services revenue sold on a fixed fee basis is recognized either under the proportional performance method of accounting using estimated labor hours, or upon acceptance of the services. Revenue from professional services sold on a time and material basis is recognized as services are delivered.

Prior to fiscal 2012, we determined that we did not have objective and reliable evidence of fair value for each deliverable of our arrangements, and in accordance with the then existing accounting standards for multiple deliverable revenue arrangements, we accounted for subscriptions and support and professional services revenue as a single unit of accounting and recognized the total arrangement fee ratably over the contractual term of the subscription agreement. These arrangements, if materially modified after February 28, 2011, are accounted for under the current accounting standards for multiple deliverable revenue arrangements.

The accounting related to revenue recognition in the SaaS industry is complex and is affected by interpretations of the rules which are subject to change. We evaluate revenue recognition on a contract-by-contract basis as the terms of each arrangement vary. The evaluation of our contractual arrangements often requires judgments and estimates that affect the timing of revenue recognized in our statements of operations.

Income Taxes

We use the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards, and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

We account for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

As of February 28, 2013, we had net operating loss (“NOL”), carryforwards for federal income tax purposes of $318.3 million, which begin to expire in fiscal 2023, and have NOL carryforwards for state income tax purposes of $100.3 million, which begin to expire in fiscal 2014. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards.

Section 382 of the Internal Revenue Code (“Code”), imposes limitations on a corporation’s ability to utilize its NOLs if the corporation experiences an ownership change, as defined in the Code. Based upon currently available information, we believe there was an ownership change in a prior year. As a result, utilization of our U.S. federal NOLs in future periods will likely be subject to an annual limitation under Code Section 382. As of February 28, 2013, federal and state net operating loss carryforwards for income tax purposes, before any Section 382 limitation, were $318.3 million and $100.3 million. Accordingly, we have reduced our deferred tax assets based upon the anticipated federal and state net operating losses that are expected to expire unutilized due to the annual limitation. The deferred tax asset associated with the NOLs is $94.0 million.

Consistent with GAAP requirements, we assessed, as of February 28, 2013, that it is not more likely than not that we will ultimately realize the benefit of our NOLs and have, therefore, recorded a full valuation allowance to reduce the carrying value of our NOLs to zero.

As of February 28, 2013, we had research and development tax credits of $5.7 million and $4.2 million available to reduce future federal and California income taxes. Federal research and development credit carryforwards will begin to expire in fiscal 2023. California research and development credits carry forward indefinitely.

There is $654,000 of undistributed earnings of our foreign subsidiaries at February 28, 2013. Federal income taxes have not been provided for on the unremitted earnings of foreign corporations because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Stock-Based Compensation

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by our common stock fair value as well as by assumptions including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•

Fair Value of Our Common Stock. Prior to our IPO, given the absence of any active market for our common stock, the fair value of the common stock underlying stock options granted was determined by our board of directors, with input from our management, and based in part on third-party valuations. The valuations were made with the intent to grant options at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. We considered numerous objective and subjective factors in valuing our common stock at each valuation date in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For stock-based awards granted subsequent to our IPO, our board of directors determined the fair value based on the closing price of our common stock as reported on the NASDAQ Global Market on the date of the grant.

•

Expected Term. The expected term was estimated using the simplified method allowed under SEC guidance giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards.

•

Volatility. As a newly public entity, there is insufficient historical volatility data for our shares. As a result, we estimated volatility based on a peer group of companies, which collectively provide a reasonable basis for estimating volatility. We intend to continue to consistently use the same group of publicly traded peer companies to determine volatility in the future until sufficient information regarding volatility of our share price becomes available or the selected companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

We grant stock-based awards subject to certain financial-based performance targets. We are required to evaluate the probability of achieving these targets in determining the compensation expense to be recorded that are associated with these grants.

We are required to estimate forfeitures at the time of grant and revise those estimates in the subsequent periods if actual forfeitures differ from those estimates. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income (loss) and net income (loss) per share.

The fair value of employee stock options granted since March 1, 2010 was estimated at the grant date using the Black-Scholes option pricing model by applying the following assumptions:

	Year Ended February 28 or 29,
	2013	2012	2011
Expected term (in years)	6.01	5.84	6.08
Volatility	50.0% - 55.0%	49.1% - 54.5%	45.9% - 51.9%
Risk-free interest rates	0.8% - 1.3%	1.1% - 2.6%	1.8% - 2.8%
Dividend yield	—	—	—

Changes to the underlying assumptions, including increased forfeiture rates, may have a significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.

The aggregate intrinsic value of vested stock options, unvested stock options and unvested RSUs as of February 28, 2013, based on the closing price of our common stock of $19.76 on February 28, 2013, was $17.2 million, $23.4 million and $2.3 million. There were no vested RSUs as of February 28, 2013.

Segment Information

We report information about the segments of our business based on how the information is used by our chief operating decision maker. Since inception, management has evaluated our performance and made operating decisions based on consolidated results. Accordingly, we operate as one reportable segment.

Recently Issued and Adopted Accounting Guidance

On June 16, 2011, the FASB issued new guidance on the presentation of other comprehensive income (loss) in financial statements. Under this new accounting guidance, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The new accounting guidance eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The new accounting guidance is applied retrospectively. For a public entity, the new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We adopted the provisions of the new accounting guidance effective March 1, 2012. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is a result primarily of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We had cash, cash equivalents and investments in available-for-sale securities of $47.2 million as of February 28, 2013 and $10.2 million as of February 29, 2012.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use professional investment management firms to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of February 28, 2013 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro and the Malaysian Ringgit. For the years ended February 28, 2013 and February 29, 2012, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of February 28, 2013 and February 29, 2012.

	As of February 28, 2013			As of February 29, 2012
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$7,322	1.3	$(146)	$4,387	1.3	$83
Malaysian Ringgit	(2,255)	3.1	(8)	(2,032)	3.1	75

Total	$5,067		$(154)	$2,355		$158

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

	As of February 28, 2013
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(Dollars in thousands)
Euro	$6,590	$6,956	$7,322	$7,688	$8,054
Malaysian Ringgit	(2,029)	(2,142)	(2,255)	(2,367)	(2,480)

	As of February 29, 2012
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(Dollars in thousands)
Euro	$3,949	$4,168	$4,387	$4,607	$5,067
Malaysian Ringgit	(1,829)	(1,931)	(2,032)	(2,134)	(2,347)

As our international operations continue to grow, we may choose to utilize more foreign currency forward and option contracts to manage currency exposures.

We do not use derivative financial instruments for speculative or trading purposes; however, this does not mean that we may not adopt specific hedging strategies in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E2open, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

E2open, Inc.:

We have audited the accompanying consolidated balance sheets of E2open, Inc. and subsidiaries (the Company) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended February 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E2open, Inc. and subsidiaries as of February 28, 2013 and February 29, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of classifying payments made for deferred initial public offering costs in the consolidated statements of cash flows.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue arrangements with multiple deliverables as of March 1, 2011, resulting from the adoption of new accounting pronouncement.

/s/ KPMG LLP

Santa Clara, CA

April 30, 2013

E2open, Inc.

Consolidated Balance Sheets

(In thousands, except shares and per share data)

	February 28 or 29,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$20,262	$10,219
Short-term investments	15,289	—
Accounts receivable, net of allowance of $55 and $24	20,670	16,304
Prepaid expenses and other current assets	2,212	3,211

Total current assets	58,433	29,734
Long-term investments	11,692	—
Property and equipment, net	2,438	2,249
Other assets	905	710

Total Assets	$73,468	$32,693

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$10,769	$9,012
Deferred revenue	39,789	38,101
Lines of credit	—	9,650
Current portion of notes payable and capital lease obligations	849	1,003

Total current liabilities	51,407	57,766
Deferred revenue	1,898	6,958
Notes payable and capital lease obligations, net of current portion	562	668
Other noncurrent liabilities	508	505

Total liabilities	54,375	65,897

Commitments and contingencies (note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued
Series AA preferred stock, $0.001 par value. 4,571,428 shares authorized; 3,925,726 shares issued and outstanding as of February 29, 2012	—	13,336
Series BB preferred stock, $0.001 par value. 2,857,142 shares authorized; 2,327,672 shares issued and outstanding as of February 29, 2012	—	26,560
Series CC preferred stock, $0.001 par value. 4,357,142 shares authorized, 2,882,529 shares issued and outstanding as of February 29, 2012	—	27,259
Series D preferred stock, $0.001 par value. 5,714,285 shares authorized; 4,670,687 shares issued and outstanding as of February 29, 2012	—	16,336
Common stock, $0.001 par value. 100,000,000 shares authorized, 25,424,361 and 6,133,544 shares issued and outstanding as of February 28, 2013 and February 29, 2012	25	6
Additional paid-in capital	360,280	223,776
Accumulated other comprehensive income (loss)	(17)	9
Accumulated deficit	(341,195)	(340,486)

Total stockholders’ equity (deficit)	19,093	(33,204)

Total liabilities and stockholders’ equity (deficit)	$73,468	$32,693

The accompanying notes are an integral part of these consolidated financial statements.

E2open, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended February 28 or 29,
	2013	2012	2011
Revenue
Subscriptions and support	$43,793	$35,816	$39,419
Professional services and other	31,145	23,871	16,104

Total revenue	74,938	59,687	55,523

Cost of revenue
Subscriptions and support	8,275	7,514	7,531
Professional services and other	15,037	14,116	11,774

Total cost of revenue	23,312	21,630	19,305

Gross profit
Subscriptions and support	35,518	28,302	31,888
Professional services and other	16,108	9,755	4,330

Total gross profit	51,626	38,057	36,218

Operating expenses
Research and development	14,999	13,240	11,463
Sales and marketing	28,222	18,590	12,756
General and administrative	8,413	5,963	5,064

Total operating expenses	51,634	37,793	29,283

Income (loss) from operations	(8)	264	6,935
Interest and other expense, net	(437)	(411)	(259)

Income (loss) before income taxes	(445)	(147)	6,676
Provision for income taxes	(264)	(78)	(33)

Net income (loss)	(709)	(225)	6,643
Undistributed earnings allocated to preferred stockholders	—	—	(6,643)

Net income (loss) attributable to common stockholders	$(709)	$(225)	$—

Net income (loss) per share attributable to common stockholders:
Basic	$(0.04)	$(0.04)	$—

Diluted	$(0.04)	$(0.04)	$—

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	17,490	5,918	5,788

Diluted	17,490	5,918	5,788

Other comprehensive income (loss), net
Change in unrealized gains (losses) on investments	14	—	—
Cumulative translation adjustment	(40)	9	—

Total other comprehensive income (loss), net	(26)	9	—

Comprehensive income (loss)	$(735)	$(216)	$6,643

The accompanying notes are an integral part of these consolidated financial statements.

E2open, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)		Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balances, February 28, 2010 (as revised, Note 2)	13,793,677	$83,346	4,304,162	$5	$221,856	$		$(346,904)	$(41,697)
Exercise of common stock options	—	—	1,286,301	1	449		—	—	450
Restricted stock awards	—	—	148,571	—	—		—	—	—
Share-based compensation expense	—	—	—	—	577		—	—	577
Net income and comprehensive income	—	—	—	—	—		—	6,643	6,643

Balances, February 28, 2011 (as revised, Note 2)	13,793,677	83,346	5,739,034	6	222,882		—	(340,261)	(34,027)
Exercise of common stock options	—	—	170,375	—	89		—	—	89
Issuance of Series CC preferred stock upon exercise of warrants	12,937	145	—	—	—		—	—	145
Vesting of early exercised common stock options	—	—	224,135	—	78		—	—	78
Share-based compensation expense	—	—	—	—	727		—	—	727
Comprehensive income (loss)
Cumulative translation adjustment	—	—	—	—	—		9	—	9
Net loss	—	—	—	—	—		—	(225)	(225)

Balances, February 29, 2012 (as revised, Note 2)	13,806,614	83,491	6,133,544	6	223,776		9	(340,486)	(33,204)
Exercise of common stock options		—	588,417	—	723		—	—	723
Vesting of early exercised common stock options	—	—	106,872	—	37		—	—	37
Issuance of Series BB preferred stock upon exercise of warrants	62,500	700	—	—	—		—	—	700
Conversion of preferred stock to common stock	(13,869,114)	(84,191)	14,845,528	15	84,176		—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs	—	—	3,750,000	4	49,326			—	49,330
Repurchase of fractional shares resulting from reverse stock split	—	—	—	—	(3)			—	(3)
Share-based compensation expense	—	—	—	—	2,245			—	2,245
Comprehensive income (loss)
Other comprehensive loss	—	—	—	—	—		(26)	—	(26)
Net loss	—	—	—	—	—		—	(709)	(709)

Balances, February 28, 2013	—	$—	25,424,361	$25	$360,280		$(17)	$(341,195)	$19,093

The accompanying notes are an integral part of these consolidated financial statements.

E2open, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended February 28 or 29,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(709)	$(225)	$6,643
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,245	727	577
Depreciation and amortization	1,616	1,526	1,859
Other	374	(158)	(183)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,366)	(4,016)	(1,876)
Prepaid expenses and other current assets	1,149	(992)	(147)
Accounts payable and accrued liabilities	2,079	1,912	772
Income taxes payable	—	—	184
Deferred revenue	(3,372)	428	(7,623)
Other	27	(28)	(118)

Net cash provided by (used in) operating activities	(957)	(826)	88

Cash flows from investing activities:
Capital expenditures	(1,138)	(1,669)	(785)
Purchase of marketable securities	(41,541)	—	—
Maturities and proceeds from sales of marketable securities	14,518	—	—
Long-term deposits and restricted cash	29	(95)	17

Net cash used in investing activities	(28,132)	(1,764)	(768)

Cash flows from financing activities:
Proceeds from bank debt	30,300	46,650	45,592
Repayments of bank debt	(39,950)	(42,460)	(46,462)
Proceeds from notes payable	—	—	2,500
Repayments of note payable and capital lease obligations	(2,502)	(1,124)	(993)
Proceeds from initial public offering, net of underwriting discounts and commissions	52,313	—	—
Proceeds from exercise of common stock options	723	89	573
Payments of deferred offering costs	(2,410)	(550)	—
Payment of fractional shares from reverse stock split	(3)	—	—
Proceeds from exercise of warrants	700	145	—

Net cash provided by financing activities	39,171	2,750	1,210

Effect of exchange rate changes on cash and cash equivalents	(39)	(1)	—

Net increase in cash and cash equivalents	10,043	159	530
Cash and cash equivalents at beginning of year	10,219	10,060	9,530

Cash and cash equivalents at end of year	$20,262	$10,219	$10,060

Supplemental cash flows information:
Cash paid during the year for:
Interest	$239	$185	$117

Income taxes	$134	$102	$177

Property and equipment acquired under notes payable and capital leases	$662	$—	$156

Prepaid software, maintenance and insurance under notes payable and capital leases	$1,615	$—	$—

Conversion of preferred stock to common stock upon initial public offering	$84,191	$—	$—

Vesting of early exercised common stock options	$37	$78	$—

The accompanying notes are an integral part of these consolidated financial statements.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

(1) Organization and Description of Business

E2open, Inc. and subsidiaries (“Company”), a Delaware corporation, was incorporated in September 2003. The Company provides cloud-based, on-demand software solutions delivered on an integrated platform that enables companies to collaborate with their trading partners to procure, manufacture, sell and distribute products more efficiently. The Company’s customers depend on outsourced manufacturing strategies and complex trading networks to compete in today’s global economy. They use the Company’s solutions to gain visibility into and control over their trading networks. The Company’s solutions enable its customers and their trading partners to overcome problems arising from communications across disparate systems by offering a reliable source of data, processes and analytics, which its customers rely on as the single version of the truth. The Company’s solutions empower its customers to manage demand they cannot predict and supply they do not control.

The Company’s corporate headquarters are located in Foster City, California, with additional offices in Austin and Dallas, Texas, China, France, Germany, Malaysia, Sweden, Taiwan and the United Kingdom.

Initial Public Offering

On July 31, 2012, the Company closed its initial public offering (“IPO”) of 4,687,500 shares of its common stock, which included 3,750,000 shares of common stock sold by the Company and 937,500 shares of common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $15.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-179558), which was declared effective by the SEC on July 25, 2012. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total proceeds from the offering to the Company, net of underwriting discounts and commissions of approximately $3,900,000, were approximately $52,300,000. After deducting offering expenses paid by us of approximately $3,000,000, the Company received approximately $49,300,000. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 14,845,528 shares of common stock.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Change in Accounting Principle

In fiscal 2013, the Company changed its classification of cash flows related to payments made for deferred IPO costs from cash flows from operating activities to cash flows from financing activities in the consolidated statements of cash flows. The Company believes the new classification is preferable because it better correlates the cash flows from the deferred IPO costs with the cash flows from the proceeds to be received from the IPO. In connection with this change in accounting principle, the Company reclassified $550,000 from operating cash flows to financing cash flows for the year ended February 28, 2012.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Correction of Accrual for Sales Taxes

In connection with the preparation of the Company’s consolidated financial statements for the fourth quarter of fiscal 2013, the Company identified and corrected an immaterial error related to a $0.1 million overstatement of prior period accrual for sales taxes. Accumulated deficit as of February 28, 2010 and 2011 and February 29, 2012 and the accrual for sales taxes as of February 28, 2012 in the accompanying consolidated financial statements have been revised from those amounts previously reported. The Company assessed the materiality of the error and concluded that it was not material to any of the Company’s previously issued consolidated financial statements taken as a whole. This revision did not affect the Company’s consolidated statements of operations or consolidated statements of cash flows for fiscal 2012 and 2011.

Reverse Stock Split

On June 29, 2012, the Company effected a 1-for-35 reverse stock split of its preferred stock and common stock. Upon the effectiveness of the reverse stock split, (i) every 35 shares of outstanding preferred stock and common stock was decreased to one share of preferred stock or common stock, as applicable, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally decreased on a 1-for-35 basis and (iii) the exercise price of each outstanding option to purchase common stock was proportionately increased on a 1-for-35 basis. All of the share numbers, share prices and exercise prices have been adjusted within the consolidated financial statements, on a retroactive basis, to reflect this 1-for-35 reverse stock split.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments in debt securities, and accounts receivable. The Company deposits cash and cash equivalents with high quality financial institutions. Accounts receivable are typically unsecured and are derived from sales of subscriptions and support and professional services, principally to large technology and industrial companies. Credit risk is concentrated primarily in North America, Europe, and parts of Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and has historically experienced insignificant credit losses. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

Cash and Cash Equivalents and Investments in debt securities

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

The Company classifies all of its investments in debt securities as available-for-sale. Available-for-sale securities that the Company intends to hold for less than one year are classified as short-term investments on the balance sheet, regardless of whether the stated maturity is greater than one year from the current balance sheet date. Investments that the Company intends to hold for more than one year are classified as long-term assets on the balance sheet. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). For the year ended February 28, 2013, realized and unrealized gains and losses on investments were not material. The Company had no investments in debt securities for the year ended February 29, 2012. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. For the year ended February 28, 2013, there was no impairment charge recorded in the consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to three years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the estimated lives of the assets, if shorter. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is reflected in the consolidated statement of operations. There were no material gains or losses from the sale or retirement of property and equipment recorded in the consolidated statements of operations in any of the three years ended February 28, 2013.

Software Development Costs

The Company capitalizes the costs of software used internally in its operations, primarily for the delivery of its cloud-based on-demand software solutions. Such capitalized costs are included in property and equipment for perpetual licenses with a useful life greater than one year, and in prepaid expenses and other current assets for term licenses. The Company capitalized $1,512,000 and $842,000 of internal use software during the years ended February 28, 2013 and February 29, 2012. Amortization expense totaled $1,026,000, $508,000, and $349,000 during the years ended February 28, 2013, February 29, 2012, and February 28, 2011. The net book value of capitalized internal use software was $1,855,000, $620,000 and $333,000 as of February 28, 2013, February 29, 2012 and February 28, 2011.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment loss was recorded for the years ended February 28, 2013, February 29, 2012 and February 28, 2011.

Indemnification

The Company includes service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid. The Company’s arrangements include provisions indemnifying customers against liabilities if the Company’s products infringe a third-party’s intellectual property rights. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Revenue Recognition

The Company generates revenue from the sale of subscriptions and support and professional services.

Subscriptions and Support. The Company offers cloud-based on-demand software solutions, which enable its customers to have constant access to its solutions without the need to manage and support the software and associated hardware themselves. The Company houses the hardware and software in third-party facilities, and provides its customers with access to the software solutions, along with data security and storage, backup, and recovery services. The Company’s customer contracts typically have a term of three to five years. The Company invoices its customers for subscriptions and support in advance for annual use of the software solutions. The Company’s payment terms typically require customers to pay within 30 to 90 days from the invoice date.

Professional Services. Professional services revenue is derived primarily from fees for enabling services such as solution consulting and deployment that help the Company’s customers utilize its solutions. These services are sold in conjunction with the sale of the Company’s cloud-based on-demand software solutions. The Company provides professional services both on a fixed fee and a time and materials basis, and invoices customers either in advance, monthly, or upon reaching project milestones.

The Company enters into arrangements with multiple elements, comprised of subscriptions and support and professional services. Arrangements with customers typically do not provide the customer with the right to take possession of the software supporting the on-demand solutions. The Company commences revenue recognition when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed or determinable, and collectability of the fees is reasonably assured.

The Company evaluates each of these criteria as follows:

Evidence of an Arrangement. The Company considers a noncancelable agreement signed by it and the customer, or equivalent binding agreement, to be evidence of an arrangement.

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

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Collectability of the Fees Is Reasonably Assured. Collectability of the fees is reasonably assured if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not reasonably assured, the Company defers the recognition of revenue until cash collection.

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”), of each deliverable if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”), or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

The Company adopted this accounting guidance March 1, 2011 on a prospective basis for applicable transactions originating or materially modified after February 28, 2011.

Prior to the adoption of this guidance, the Company determined that it did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, the Company accounted for subscriptions and support and professional services revenue as a single unit of accounting and recognized the total arrangement fee ratably over the contractual term of the subscription agreement.

Upon adoption of this guidance, the Company accounts for subscriptions and support and professional services revenue as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company determines the ESP for each element primarily by considering prices it charges for similar offerings, size of the order and historical pricing practices. Revenue allocated to subscriptions and support is recognized over the contractual term. Professional services revenue sold on a fixed fee basis is recognized either under the proportional performance method of accounting using estimated labor hours, or upon acceptance of the services. Revenue from professional services sold on a time and material basis is recognized as services are delivered.

During the year ended February 29, 2012, total revenue as reported and total revenue that would have been reported, if the transactions entered into or materially modified after February 28, 2011 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As reported	Basis as if previous accounting guidance were in effect	Impact of adoption of the new accounting guidance
Total revenues for the year ended February 29, 2012 Subscriptions and support	$35,816	$34,831	$985
Professional services and other	23,871	13,924	9,947

Total	$59,687	$48,755	$10,932

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

The $10.9 million impact of the adoption of the new accounting guidance was from deferral of revenue on certain arrangements under the previous accounting guidance until the on-demand solutions were fully implemented. With the adoption of the new accounting guidance, the Company recognizes revenue for subscriptions and support over the contractual term commencing when the on-demand software solutions are made available to the customer, and for professional services, as services are delivered.

Out-of-pocket expenses reimbursed by customers are recorded as revenue and included in professional services. The costs of professional services are expensed as incurred and included in cost of revenue.

Deferred revenue comprises amounts that have been invoiced to customers for which the related services have not been fully delivered. Amounts that will not be earned for more than 12 months were $1,898,000, and $6,958,000 as of February 28, 2013 and February 29, 2012, and are included in long-term deferred revenue.

The Company excludes from revenue sales and other taxes collected on behalf of customers and remitted to governmental authorities.

Cost of Revenue

Cost of revenue consists primarily of costs related to third party hosting of the Company’s equipment and software applications, software license fees, salaries and benefits of its operations, professional services, and support personnel, and allocated facilities, information technology and supporting overhead costs.

Advertising Costs

Advertising costs, which include primarily print materials and sponsorship of events, are expensed as incurred, and included in sales and marketing expense in the consolidated statements of operations. Advertising expense for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 was $999,000, $1,114,000 and $761,000.

Sales Commissions

Sales commissions are expensed as incurred, and included in sales and marketing expense in the consolidated statements of operations.

Stock-based Compensation

Stock-based compensation expense associated with awards to employees and directors is measured at the grant date based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period of the award, which is generally four years.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar, except for its subsidiary located in the United Kingdom. Accordingly, the consolidated financial statements of those subsidiaries that are maintained in the local currency are remeasured into U.S. dollars at the reporting date. Unrealized exchange gains or losses from the remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are included as a component of other expense, net in the consolidated statements of operations, and totaled losses of $4,000, $63,000 and $53,000 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

The functional currency of the Company’s subsidiary in the United Kingdom is the British pound sterling. Assets and liabilities of foreign subsidiaries, where functional currencies are the local currency, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Operating accounts are translated at an average rate of exchange for the respective accounting periods. Translation adjustments resulting from the process of translating foreign currency financial statements into U.S. dollars are reported separately as a component of accumulated other comprehensive income (loss). Transaction gains and losses reflected in the functional currencies are charged to income or expense at the time of the transaction.

Net transaction gains, including gains from foreign currency contracts, recorded in the statements of operations were $157,000, $6,000 and $108,000 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011.

Interest and Other Expense, Net

Interest and other expense, net for the periods presented consisted of the following (in thousands):

	Years Ended February 28 or 29,
	2013	2012	2011
Interest expense	$247	$185	$115
Bank financing fees	127	177	178
Foreign exchange losses (gains)—realized and unrealized, net	101	261	(55)
Losses (gains) from foreign currency contracts—realized and unrealized, net	60	(204)	—
Interest income	(97)	(2)	(5)
Other, net	(1)	(6)	26

	$437	$411	$259

Income Taxes

The Company uses the asset and liability method for recording income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards, and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

The Company accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Net Income (Loss) Per Share Attributable to Common Stockholders

The Company determined that it had participating securities in the form of convertible preferred stock for the periods up to their conversion immediately prior to the Company’s IPO declared effective on July 25, 2012 when all convertible preferred shares were converted to common stock. Accordingly, for the year ended February 28, 2013, the Company’s basic and diluted net income per share is presented in conformity with the two-class method. Under the two-class method, net income (loss) attributable to common stockholders is

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and preferred stock. For periods when the Company had a net loss, there were no undistributed earnings allocable to preferred stockholders.

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common stock equivalents using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended February 28 or 29,
	2013	2012	2011
Net income (loss) attributable to common stockholders
Net income (loss)	$(709)	$(225)	$6,643
Less: undistributed earnings allocated to preferred stockholders	—	—	(6,643)

Net income (loss) attributable to common stockholders	$(709)	$(225)	$—

Basic shares:
Weighted average common shares outstanding	17,547	6,165	5,788
Less: weighted average unvested common shares subject to repurchase or cancellation	(57)	(247)	—

	$17,490	$5,918	$5,788

Diluted shares:
Weighted average common shares outstanding	17,547	6,165	5,788
Less: Weighted average unvested common shares subject to repurchase or cancellation	(57)	(247)	—

	17,490	5,918	5,788

Net income (loss) per share attributable to common stock holders:
Basic	$(0.04)	$(0.04)	$—

Diluted	$(0.04)	$(0.04)	$—

The following outstanding shares, options, awards and warrants were excluded from the computation of diluted net income (loss) per share in the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended February 28 or 29,
	2013	2012	2011
Options to purchase common stock	2,038	999	959
Convertible preferred stock	—	14,771	14,756
Preferred stock warrants	—	189	268
Unvested common shares subject to repurchase	57	126	—
Restricted stock units	47	—	—

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Segment Information

The Company reports information about the segments of its business based on how the information is used by the chief operating decision maker. Since inception, management has evaluated the Company’s performance and made operating decisions based on consolidated results. Accordingly, the Company operates as one reportable segment.

Recently Issued or Adopted Authoritative Accounting Guidance

On June 16, 2011, the FASB issued new guidance on the presentation of other comprehensive income (loss) in financial statements. Under this new accounting guidance, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The accounting guidance eliminates the option to present other comprehensive income in the statement of changes in equity. The new accounting guidance is applied retrospectively. For a public entity, the new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted the new accounting guidance effective March 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Cash and Investments

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of February 28, 2013:
Cash	$1,436	$—	$—	$1,436
Cash equivalents:
Money market accounts	2,501	—	—	2,501
Money market funds	3,879	—	—	3,879
Commercial paper	12,445	1	—	12,446
Short-term investments:
Commercial paper	12,322	1	—	12,323
Corporate debt securities	2,373	2	—	2,375
Mortgage-backed securities	594	—	(3)	591
Long-term investments:
Corporate debt securities	5,981	10	(1)	5,990
Asset-backed securities	3,044	2	—	3,046
Mortgage-backed securities	1,803	5	(3)	1,805
Municipal debt securities	851	—	—	851

Total cash, cash equivalents, and investments	$47,229	$21	$(7)	$47,243

As of February 29, 2012
Cash	$8,189	$—	$—	$8,189
Cash equivalents:
Money market accounts	2,030	—	—	2,030

Total cash and cash equivalents	$10,219	$—	$—	$10,219

As of February 28, 2011
Cash	$8,032	$—	$—	$8,032
Cash equivalents:
Money market accounts	2,028	—	—	2,028

Total cash and cash equivalents	$10,060	$—	$—	$10,060

The following table presents available-for-sale investments, recorded in cash equivalents and investments, by contractual maturity date as of February 28, 2013 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$27,734	$27,735
Due after one year through two years	11,679	11,692

Total	$39,413	$39,427

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

For the year ended February 28, 2013, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of February 28, 2013, the Company did not consider any of its marketable securities to be other-than-temporarily impaired.

(3) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the years presented consisted of the following (in thousands):

	February 28 or 29,
	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of year	$24	$28	$96
Add: Provision for (recovery of) doubtful accounts	90	67	(39)
Less write-offs against allowance	(59)	(71)	(29)

Balance, end of year	$55	$24	$28

	February 28 or 29,
	2013	2012
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,109	$618
Deferred initial public offering costs	—	1,246
Other prepaid expenses and other current assets	1,103	1,347

	$2,212	$3,211

Software licenses, maintenance and insurance premium financed through capital leases and notes payable included above aggregated $1,615,000 as of February 28, 2013. Accumulated amortization on software licenses assets aggregated $344,000. Amortization of software licenses held under capital leases is included with software license expense. Prepaid maintenance and insurance are expensed over the term of the agreements. There were no prepaid expenses financed through capital leases and notes payable as of February 29, 2012.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Specific incremental costs directly associated with the Company’s IPO primarily legal, accounting and printing costs, were deferred and reflected as an asset until reclassification to stockholders’ equity (deficit) upon closing of the IPO.

	February 28 or 29,
	2013	2012
Property and equipment, net:
Computer equipment	$7,718	$7,958
Software	8,543	8,259
Furniture and fixtures	119	87
Leasehold improvements	484	430

	16,864	16,734
Less accumulated depreciation and amortization	(14,426)	(14,485)

	$2,438	$2,249

	February 28 or 29,
	2013	2012	2011
Accumulated depreciation and amortization of property and equipment:
Balance, beginning of year	$14,485	$21,026	$19,532
Add: Depreciation and amortization	1,616	1,526	1,859
Less: disposals, write-offs and other	(1,675)	(8,067)	(365)

Balance, end of year	$14,426	$14,485	$21,026

Property and equipment financed through capital leases and notes payable included above aggregated $662,000 as of February 28, 2013. Accumulated amortization on these assets aggregated $100,000 as of February 28, 2013. Amortization of assets held under capital leases is included with depreciation expense. There were no property and equipment under capital leases as of February 29, 2012.

	February 28 or 29,
	2013	2012
Accounts payable and accrued liabilities:
Accrued compensation costs	$7,701	$5,326
Trade accounts payable	1,582	2,028
Accrued taxes and other	1,486	1,658

	$10,769	$9,012

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

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

(5) Notes Payable and Capital Lease Obligation

In fiscal 2013, the Company financed the payments for certain equipment, software and related support and maintenance, and insurance premiums with notes payable and capital lease obligations. The total amount financed was $2.3 million in fiscal 2013. The original terms of the notes payable are between nine months and three years, and the notes bear interest at rates ranging from 3.03% to 13.13% per annum. As of February 28, 2013, the total principal payments remaining under the notes payable and capital lease obligations of $1.4 million become due as follows (in thousands):

Fiscal year ending:
2014	$915
2015	474
2016	118

Total minimum lease payments	1,507
Less: Amount representing interest	(96)

Present value of minimum lease payments	1,411
Less: current portion	(849)

Total, net of current portion	$562

(6) Transactions with Customers

The Company financed $162,000 of software purchases from a vendor who is also a customer during fiscal 2011, with notes payable and capital lease obligations. The Company also earned revenue from this vendor in the amount of $3,724,000, or 6.7% of total revenue in fiscal 2011. In fiscal 2013, the Company financed equipment and software purchases of $1,053,000 through another vendor who is also a customer, with capital lease obligations. The Company earned $3,700,000 or 4.9% of total revenue from this customer in fiscal 2013. The transactions have been recorded at fair value, and the revenue and services are presented on a gross basis, as the Company received an identifiable benefit in exchange for the consideration, and the fair value of such benefit identified can be reasonably estimated and revenue was collected from the customer in cash.

(7) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company (“Seagate PLC”). Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of the Company’s customers and the Company received payments of $3,132,000, $2,311,000 and $1,359,000 in the years ended February 28, 2013, February 29, 2012 and February 28, 2011 relating to subscriptions to the Company’s solutions.

(8) Commitments and Contingencies

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense for the years ended February 28, 2013, February 29, 2012 and February 28, 2011 was $1,849,000, $1,700,000, and $1,812,000.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Future minimum lease payments under noncancelable operating leases as of February 28, 2013 are as follows (in thousands):

Fiscal year ending:
2014	$1,436
2015	1,525
2016	1,222
2017	1,258
2018	1,296
Thereafter	540

Total minimum lease payments	$7,277

Several of the operating lease agreements require the Company to provide security deposits. As of February 28, 2013, February 29, 2012 and February 28, 2011, lease deposits totaled $335,000, $346,000 and $315,000. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the consolidated balance sheets.

Contingencies

From time to time, the Company is subject to contingent liabilities that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not currently believe the resolution of these actions will have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

(9) Income Taxes

The following table presents the income or loss before income taxes for domestic and foreign operations (in thousands):

	Years ended February 28 or 29,
	2013	2012	2011
United States	$(799)	$121	$6,458
Foreign	354	(268)	218

	$(445)	$(147)	$6,676

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Income tax expense (benefit) consisted of the following (in thousands):

	Years ended February 28 or 29,
	2013	2012	2011
Current:
Federal	$(24)	$(55)	$7
Foreign	260	128	158
State	45	20	39

Total current tax expense	281	93	204

Deferred:
Federal	—	—	—
Foreign	(17)	(15)	(171)
State	—	—	—

Total deferred tax benefit	(17)	(15)	(171)

Total income tax expense	$264	$78	$33

The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Years ended February 28 or 29,
	2013	2012	2011
Federal tax expense (benefit) at statutory rate	$(156)	$(51)	$2,322
State income taxes	15	189	182
Foreign rate differential	(5)	42	23
Nondeductible expenses	555	218	93
Foreign withholding tax	36	44	50
Research and development credits	(755)	(742)	(545)
Expired net operating losses	1,244	2,548	247
Other	660	689	377
Change in valuation allowance	(1,330)	(2,859)	(2,716)

Total income tax expense	$264	$78	$33

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of February 28 or 29,
	2013	2012
Deferred tax assets:
Accruals and reserves	$2,267	$1,390
Deferred revenue	1,684	5,498
Stock-based compensation	284	165
State income taxes	3	7
Net operating loss carryforwards	93,992	94,616
Property and equipment	147	(10)
Credit carryforwards	4,782	4,203

Gross deferred tax assets	103,159	105,869
Valuation allowance	(101,908)	(103,238)

Total deferred tax assets	1,251	2,631

Deferred tax liabilities:
Other	(1,033)	(2,424)

Total deferred tax liabilities	(1,033)	(2,424)

Net deferred tax assets	$218	$207

The accounting guidance related to accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The net valuation allowance decreased by approximately $1,330,000 during the year ended February 28, 2013, primarily due to the expiration of the December 31, 2002 and December 31, 2003 California net operating losses. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and availability of tax planning strategies. As of February 28, 2013, the Company assessed that it is not more likely than not that the Company will ultimately realize the benefit of its net deferred tax assets in any taxing jurisdiction other than Malaysia and China. Therefore the Company has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to the amount that is more likely than not to be recognized.

As of February 28, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $318,323,000 and $100,320,000 which begin to expire in fiscal years 2023, and 2014. Furthermore the Company has a net operating loss for Japan income tax purpose of approximately $3,000, which will begin to expire in fiscal 2013. As of February 28, 2013, the Company had research and development tax credits of approximately $5,700,000 and $4,200,000 available to reduce future federal and California income taxes. Federal credit carryforwards expire beginning in fiscal 2023. California credits carryforward indefinitely.

IRC Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if the corporation experiences an ownership change, as defined. Based upon currently available information, the Company believes there was an ownership change in 2003. As a result, utilization of the Company’s U.S. Federal NOLs in future periods will likely be subject to an annual limitation under IRC Section 382. As noted above, as of February 28, 2013, federal and state net operating loss carryforwards for income tax purposes before any Section 382 limitation were approximately $318,323,000 and $100,320,000. Accordingly, the Company has reduced our

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

deferred tax assets based upon the anticipated federal and state net operating losses that are expected to expire unutilized due to the annual limitation.

As of February 28, 2013, the total amount of gross unrecognized tax benefits was $4,500,000, of which $0.3 million, if recognized, would affect the Company’s effective tax rate. As of February 28, 2012, we recorded gross unrecognized tax benefits of $4,000,000 of which $200,000, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of February 28, 2013, the total amount of gross interest and penalties accrued was $68,000, which is classified as long-term taxes payable in the consolidated balance sheets. As of February 28, 2012, the Company had accrued $92,000 for the gross interest and penalties relating to the gross unrecognized tax benefits.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months.

A reconciliation of the change in gross unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	As of February 28 or 29,
	2013	2012
Balance, beginning of year	$3,975	$3,655
Tax positions related to the current year:
Additions	394	334
Reductions	—	—
Tax positions related to prior year:
Additions	162	41
Reductions	—	—
Settlements	—	—
Lapses in statutes of limitations	(24)	(55)

Balance, end of year	$4,507	$3,975

There is $654,000 of undistributed earnings of the Company’s foreign subsidiaries at February 28, 2013. Federal income taxes have not been provided for on the unremitted earnings of foreign corporations because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2013 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2007 to 2013.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

(10) Stockholders’ Equity (Deficit)

Authorized Capital

In June 2012, the Company’s Certificate of Incorporation was amended and restated to authorize the Company to issue two classes of capital stock to be designated common stock and preferred stock. The total number of shares of all classes of capital stock which the Company is authorized to issue is 110,000,000 shares, consisting of 100,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”), and 10,000,000 shares of Preferred Stock, par value $0.001 per share ( “Preferred Stock”).

As of February 28, 2013, there were 25,424,361 shares of common stock issued and outstanding. There was no preferred stock issued and outstanding as of February 28, 2013.

Convertible Preferred Stock

Upon the closing of the Company’s IPO on July 31, 2012, all outstanding convertible preferred stock was converted into 14,845,528 shares of common stock.

The rights and preferences of the preferred stock outstanding prior to the conversion to common stock upon the closing of the Company’s IPO are discussed below:

Preemptive Rights

In connection with any issuance or sale of additional stock by the Company, each stockholder holding preferred stock shall have preemptive rights. These preemptive rights shall not apply to (i) the issuance of options, warrants, or similar rights under equity participation plans approved by the Company’s board of directors; (ii) the issuance of stock or rights to acquire stock pursuant to stock splits, stock dividends, or similar transactions; (iii) the issuance of shares upon the conversion of preferred stock; (iv) the issuance of stock or rights to acquire stock pursuant to currently outstanding securities of the Company; (v) the issuance of stock or rights to acquire stock in connection with a bona fide business acquisition permitted by the Company’s stockholders’ agreement; (vi) the issuance of shares in connection with an Initial Public Offering, or IPO; or (vii) the issuance of stock or rights to acquire stock to banks or equipment lessors for debt financing purposes, provided that such issuances are for other than primarily equity financing purposes.

Voting Rights

The holders of Series AA, BB, CC, and D preferred stock are entitled to the number of votes equal to the number of shares of common stock into which such preferred stock is convertible.

Conversion of Preferred Stock

Each share of Series AA preferred stock shall automatically be converted into shares of common stock at the then-applicable conversion price (i) at the election of the holder at any time after the date of issuance of such shares, (ii) immediately prior to the closing of the Company’s sale of its securities in a firm commitment underwritten IPO, or (iii) at any time upon the written election of holders of a majority of the then outstanding Series AA preferred stock.

Each share of Series BB preferred stock shall automatically be converted into shares of common stock at the then-applicable conversion price (i) at the election of the holder at any time after the date of issuance of such shares, (ii) immediately prior to the closing of the Company’s sale of its securities in a firm commitment

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

underwritten IPO at a price per share of at least two times the Series BB preferred original issue price, and resulting in gross proceeds to the Company of not less than $30,000,000, or (iii) at any time upon the written election of holders of a majority of the then outstanding Series BB preferred stock. The conversion rates for the preferred stock are subject to adjustment for dilution, including, but not limited to, stock splits, stock dividends, and stock combinations.

Each share of Series CC preferred stock shall automatically be converted into shares of common stock at the then-applicable conversion price (i) at the election of the holder at any time after the date of issuance of such shares, (ii) immediately prior to the closing of the Company’s sale of its securities in a firm commitment underwritten IPO at a price per share of at least two times the Series CC preferred original issue price, and resulting in gross proceeds to the Company of not less than $30,000,000, or (iii) at any time upon the written election of holders of a majority of the then outstanding Series CC preferred stock. The conversion rates for the preferred stock are subject to adjustment for dilution, including, but not limited to, stock splits, stock dividends, and stock combinations.

Each share of Series D preferred stock shall automatically be converted into shares of common stock at the then-applicable conversion price (i) at the election of the holder at any time after the date of issuance of such shares, (ii) immediately prior to the closing of the Company’s sale of its securities in a firm commitment underwritten IPO at a price per share of at least two times the Series D preferred original issue price, and resulting in gross proceeds to the Company of not less than $30,000,000, or (iii) at any time upon the written election of holders of a majority of the then outstanding Series D preferred stock. The conversion rates for the preferred stock are subject to adjustment for dilution, including, but not limited to, stock splits, stock dividends, and stock combinations.

Dividends

Dividends shall be made solely at the discretion of the Company’s board of directors. Any dividends, excluding liquidation distributions, shall be made as follows:

(a) First, ratably among holders of shares of (i) Series AA preferred stock, (ii) Series BB preferred stock, (iii) Series CC preferred stock, and (iv) Series D preferred stock in cash or other property, until holders of such shares shall have received in any calendar year an amount per share equal to 8.0% of the Series AA preferred original issue price of $13.30, Series BB preferred original issue price of $11.20, Series CC preferred original issue price of $11.20, and Series D preferred original issue price of $3.50.

(b) Thereafter, ratably among the holders of all shares of both preferred and common stock, in cash or other property.

In each case, such distributions shall be based upon the issued and outstanding shares on the record date determined by the board of directors. Any such distributions shall be made when, as, and if declared by the

Liquidating Distributions

Any liquidating distributions shall be made as follows:

(a) First, ratably among holders of shares of Series D preferred stock, in cash or other property, until holders of such shares shall have received an amount per share equal to the Series D Preferred original issue price.

(b) Second, ratably among holders of shares of Series CC preferred stock, in cash or other property, until holders of such shares shall have received an amount per share equal to the Series CC Preferred original issue price.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

(c) Third, ratably among holders of shares of Series BB preferred stock, in cash or other property, until holders of such shares shall have received an amount per share equal to the Series BB Preferred original issue price.

(d) Fourth, ratably among the holders of Series AA preferred stock, in cash or other property, until the holder of such shares shall have received an amount equal to the Series AA original issue price.

(e) Finally, ratably among holders of common stock, in cash or other property.

In each case, such distributions shall be based upon the issued and outstanding shares on the record date determined by the board of directors for the liquidating distribution. A liquidating event shall include (i) the sale, transfer, or other disposition of all or substantially all of the Company’s assets in a single transaction or a series of related transactions; (ii) a merger, consolidation, or other business combination of the Company with or into another entity (excluding a transaction in which the holders of capital stock of the Company immediately prior to such transaction continue to hold at least 50% of the voting power of the capital stock of the Company or the surviving or acquiring entity); (iii) the disposition by exclusive license, sale, or assignment of all or substantially all of the Company’s intellectual property rights in a single transaction or a series of related transactions; or (iv) a liquidation, dissolution, or winding up of the Company; provided, however, that such a transaction shall not constitute a liquidation event if (A) its sole purpose is to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately prior to such transaction, or (B) holders of more than 50% of the outstanding (i) Series AA preferred stock, (ii) Series BB preferred stock, and (iii) Series CC preferred stock, in each case voting separately as a single class, elect otherwise.

(11) Warrants

In March 2005, in connection with establishing a line of credit with a commercial bank, a warrant was issued to a commercial bank to purchase 70,312 shares of Series BB preferred stock at $11.20 per share. These warrants expired unexercised in March 2012.

In April 2005, in exchange for providing a personal guarantee on a promissory note issued by the Company to two stockholders, the Company issued warrants to purchase 26,785 and 62,500 shares of Series BB preferred stock at $11.20 per share. In April 2012, 62,500 warrants were exercised for total proceeds of $700,000. The remaining 26,785 warrants expired unexercised in April 2012.

In February 2007, in connection with the Company’s Series CC financing, the Company issued 44,642 warrants to purchase Series CC preferred stock at $11.20 per share. In October 2011, warrants were exercised by a stockholder to purchase 12,937 shares of Series CC preferred stock at $11.20 per share. The remaining warrants expired unexercised in October 2011.

In March 2007, in connection with the Company’s Series CC financing, the Company issued 22,321 warrants to purchase Series CC preferred stock at $11.20 per share. These warrants expired unexercised in October 2011.

(12) Stock-based Compensation

In June 2012, the Board adopted the 2012 Stock Plan (“2012 Plan”), which was subsequently approved by the Company’s stockholders. Upon the completion of the IPO, all shares that were reserved but unissued under the 2003 Stock Plan were assumed by the 2012 Plan. Under the 2012 Plan, the Company has the ability to issue

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares. No awards under the 2012 Plan were granted prior to the Company’s IPO. No additional awards will be granted under the 2003 Plan. As of February 28, 2013, there were 5,112,830 shares of common stock reserved for issuance under the 2012 Plan.

Options under the 2012 Plan may be granted for periods of up to 10 years; provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares of common stock on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying shares on the date of grant. Options generally vest 25% on the one-year anniversary of the option grant date, and then monthly for three additional years, and are exercisable for a period of 10 years after the date of grant.

Some options granted are immediately exercisable and any unvested portion of the shares acquired upon early exercise is subject to a right of repurchase by the Company upon the employee’s termination at the original purchase price. The right of repurchase lapses as the options vest, which is generally over the four-year vesting period of the related options. As of February 28, 2013 and February 29, 2012 there were 18,761 and 125,633 shares exercised that were subject to repurchase. The $6,566 and $122,419 aggregate exercise price of the options subject to repurchase as of February 28, 2013 and February 29, 2012 is recorded in Other noncurrent liabilities and are amortized to equity as the options vest.

The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by the Company’s stock price as well as by certain assumptions including the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, risk-free interest rates, and expected dividends. The estimated grant-date fair values of the employee stock options were calculated using the Black Scholes valuation model, based on the following assumptions:

	Years Ended February 28 or 29,
	2013	2012	2011
Expected term (in years)	6.01	5.84	6.08
Expected stock price volatility	50.0% – 55.0%	49.1% – 54.5%	45.9% – 51.9%
Risk-free interest rate	0.8% – 1.3%	1.1% – 2.6%	1.8% – 2.8%
Expected dividend yield	—	—	—

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The Company estimated the expected term, using the simplified method due to limited exercise data, to be the period of time between the date of grant and the midpoint between option vesting and expiration. The Company estimated the expected volatility of its common stock based on the average of historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. The risk-free interest rate represents the yield on a constant maturity U.S. Treasury security with a term equal to the expected term of the options. Expected dividend yield is set at 0% because the Company does not expect to pay dividends during the term of the option, and historically has not paid any dividends to its stockholders. Management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial performance requirements to be achieved by February 28, 2013, and the employee’s continued employment through February 28, 2013, before vesting could occur. For the year ended February 29, 2012, the Company had

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

not recognized compensation expense associated with these grants because the Company believed that, based on current and expected operational results, it was not probable that the associated financial performance requirements would be achieved. In March 2012, the Board of Directors approved a modification of the financial performance requirements. At the date of the modification, the Company determined that the achievement of the modified performance requirements was probable and, accordingly, compensation cost related to the modified awards of $758,000 was recorded in the consolidated statement of operations for the year ended February 28, 2013 and will be recognized over the remaining vesting period of approximately three years. The unrecognized compensation cost related to these options is $2,453,000 as of February 28, 2013.

Stock Options:

Activity under the Company’s stock option plans for the years presented is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining term
Balance of options outstanding, February 28, 2010	2,820,841	$0.35	7.21 years
Options granted	177,542	1.40
Options exercised	(1,636,070)	0.35
Options canceled and forfeited	(45,266)	0.35

Balance of options outstanding, February 28, 2011	1,317,047	0.35	6.48 years

Options granted	1,720,807	3.50
Options exercised	(170,375)	0.35
Options canceled and forfeited	(51,130)	1.40

Balance of options outstanding, February 29, 2012	2,816,349	2.45	8.05 years

Options granted	538,385	12.98
Options exercised	(588,417)	1.23
Options canceled and forfeited	(91,982)	4.67

Balance of options outstanding, February 28, 2013	2,674,335	$4.59	8.00 years

Balance of options expected to vest, February 28, 2013	2,485,050	$4.41	7.94 years
Balance of options exercisable, February 28, 2013	1,005,204	2.68	7.03 years
Balance of options expected to vest, February 29, 2012	2,190,981	2.10	7.68 years
Balance of options exercisable, February 29, 2012	1,041,214	1.05	6.23 years

The weighted average grant date fair value of the employee stock options granted during the years ended February 28, 2013, February 29, 2012, and February 28, 2011 was $12.98, $3.50 and $1.40.

The intrinsic value of employee stock options exercised during the years ended February 28, 2013, February 29, 2012 and February 28, 2011 was $8,342,000, $843,000 and $334,000. The intrinsic value of vested shares as of February 28, 2013, February 29, 2012 and February 28, 2011 was $17,168,000, $7,431,000 and $1,942,000.

As of February 28, 2013, and February 29, 2012 the number of unvested options was 1,669,131 and 1,775,373.

As of February 28, 2013 and February 29, 2012, the Company had $5,370,000 and $811,000 of unrecognized compensation costs excluding estimated forfeitures, related to unvested stock option awards, which are expected to be recognized over a weighted average period of 2.28 years and 2.69 years.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Restricted Stock Units:

In September and October 2012 and January 2013, the Company awarded 72,250, 35,000 and 15,000 restricted stock units to certain employees at a per-share weighted-average grant date fair value of $13.83, $13.70 and $18.80. The restricted stock units vest 25% on the first annual anniversary of the award grant date, and 25% will vest each year thereafter on the annual anniversary of the award grant date for three additional years. Upon termination of employment with the Company, 3,750 of the shares were canceled prior to vesting during fiscal 2013. Total compensation expense for these awards recorded in the consolidated statement of operations for the year ended February 28, 2013 was $144,000. As of February 28, 2013, none of the awards were vested or released.

Activity under the Company’s RSU plans for the years presented is as follows:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining term
Balance of awards outstanding, February 29, 2012	—	$—	—
Awards granted	122,250	14.40
Awards released	—	—
Awards canceled and forfeited	(3,750)	13.83

Balance of awards outstanding, February 28, 2013	118,500	$14.42	3.62 years

Balance of awards expected to vest, February 28, 2013	92,136	$14.42	3.62 years

Balance of awards vested, February 28, 2013	—	$—	—

The weighted average grant date fair value per share of the RSUs granted during the year ended February 28, 2013 was $14.40.

The intrinsic value of outstanding RSUs as of February 28, 2013 was $2,342,000.

The unrecognized compensation expense related to these RSUs was $1,162,000 as of February 28, 2013 which is expected to be recognized over a weighted average period of 3.62 years.

Total compensation expense recorded for share-based payments amounted to $2,245,000, $727,000 and $577,000 for the years ended February 28, 2013, February 29, 2012 and February 28, 2011. No compensation cost was capitalized during the years ended February 28, 2013, February 29, 2012 and February 28, 2011. Compensation expense for the year ended February 28, 2011 included $165,000 recorded to correct expense not originally recorded for the year ended February 28, 2010.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Years Ended February 28 or 29,
	2013	2012	2011
Cost of revenue	$621	$203	$223
Research and development	184	84	108
Sales and marketing	749	259	154
General and administrative	691	181	92

	$2,245	$727	$577

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

(13) Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, net, accounts payable and lines of credit. Accounts receivable, net, accounts payable and line of credit are stated at their carrying value, which approximates fair value, due to their short maturity.

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

As a basis for considering such assumptions, accounting guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Observable inputs such as quoted prices in an active market;

Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

Level 3—Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of February 28, 2013 and February 29, 2012 are summarized as follows (in thousands):

	February 28, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$2,501	$—	$—	$2,501
Money market funds	3,879	—	—	3,879
Commercial paper	—	12,446	—	12,446
Short-term investments:
Commercial paper	—	12,323	—	12,323
Corporate debt securities	—	2,375	—	2,375
Mortgage backed securities	—	591	—	591
Other current assets:
Foreign currency forward contracts	—	4	—	4
Long-term investments:
Corporate debt securities	—	5,990	—	5,990
Asset backed securities	—	3,046	—	3,046
Mortgage backed securities	—	1,805	—	1,805
Municipal debt securities	—	851	—	851
Other noncurrent assets:
Certificate of deposit	16	—	—	16

Total assets	$6,396	$39,431	$—	$45,827

Liabilities:
Other current liabilities:
Foreign currency forward contracts	—	(158)	—	(158)

Total liabilities	$—	$(158)	$—	$(158)

	February 29, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$2,030	$—	$—	$2,030
Other current assets:
Foreign currency forward contracts	—	158	—	158
Other noncurrent assets:
Certificate of deposit	56	—	—	56

Total assets	$2,086	$158	$0	$2,244

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

For the years ended February 28, 2013 and February 29, 2012, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of February 28, 2013 and February 29, 2012.

	As of February 28, 2013			As of February 29, 2012
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
					(Unaudited)
	(Dollars in thousands, except average contract rate)
Foreign currency forward exchange contracts:
Euro	$7,322	1.3	$(146)	$4,387	1.3	$83
Malaysian Ringgit	(2,255)	3.1	(8)	(2,032)	3.1	75

Total	$5,067		$(154)	$2,355		$158

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(14) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Years Ended February 28 or 29,
	2013		2012		2011
	Percentage of total revenue	Percentage of total accounts receivable	Percentage of total revenue	Percentage of total accounts receivable	Percentage of total revenue	Percentage of total accounts receivable
Customer A	*	16%	*	*	23%	27%
Customer B	15%	13	17%	14%	12	15
Customer C	*	*	*	*	*	10
Customer D	12	16	15	11	*	*

*	Indicates less than 10%

The majority of revenue from Customer A in fiscal 2011 is related to arrangements which were executed from fiscal 2008 through fiscal 2011 and treated as a single unit of accounting for revenue recognition purposes. All revenue related to these arrangements was recognized ratably from the acceptance of the final deliverable in November 2010 through February 2011, the remaining term of the on-demand subscriptions and support arrangements.

Revenue from Customer B in fiscal 2013 included revenue associated with a material modification to an existing agreement that resulted in recognition of revenue earlier than would otherwise have occurred.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2013, February 29, 2012 and February 28, 2011

Revenue by geographic region, based on the billing address of the customer, were as follows (in thousands):

	Years Ended February 28 or 29,
	2013	2012	2011
Americas	$59,884	$49,064	$43,965
Europe	14,394	9,151	7,018
Asia	660	1,472	4,540

	$74,938	$59,687	$55,523

Countries accounting for 10% or more of revenue were as follows (in thousands):

	Years Ended February 28 or 29,
	2013	2012	2011
United States	64.0%	61.8%	63.1%
Canada	16.5	19.8	*
United Kingdom	12.1	12.2	13.8

*	Indicates less than 10%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of February 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our investor relations website at http://investor.e2open.com/governance.cfm. Any substantive amendments to or waivers of the Code of Business Conduct and Ethics relating to the directors or officers of the Company will be disclosed promptly on our website.

The information required by this item will be set forth in the proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2013 in connection with our 2013 annual meeting of stockholders (“Proxy Statement”), and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements: See Index to Consolidated Financial Statements as Item 8 herein.

(b) Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(c) Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2013.

E2OPEN, INC.

By:	/s/ Mark E. Woodward
Mark E. Woodward President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. Woodward and Peter J. Maloney, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Woodward Mark E. Woodward	Director, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2013

/s/ Peter J. Maloney Peter J. Maloney	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2013

/s/ John B. Mumford John B. Mumford	Chairman of the Board of Directors	April 30, 2013

/s/ Carl Bass Carl Bass	Director	April 30, 2013

/s/ Johnston L. Evans Johnston L. Evans	Director	April 30, 2013

/s/ Bernard F. Mathaisel Bernard F. Mathaisel	Director	April 30, 2013

/s/ Nicholas G. Moore Nicholas G. Moore	Director	April 30, 2013

/s/ Patrick J. O’Malley, III Patrick J. O’Malley, III	Director	April 30, 2013

/s/ Stephen M. Ward, Jr. Stephen M. Ward, Jr.	Director	April 30, 2013

EXHIBIT INDEX

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.4(3)	Amended and Restated Bylaws of the Registrant.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

4.2(1)	Registration Rights Agreement, dated June 27, 2005, as amended.

10.1#(3)	Form of Director and Executive Officer Indemnification Agreement.

10.2#(1)	2003 Stock Plan, as amended and forms of option agreements thereunder.

10.3#(3)	2012 Equity Compensation Plan and forms of agreements thereunder.

10.4#(2)	Offer Letter to Mark E. Woodward, dated June 20, 2008.

10.5#(2)	Offer Letter to Peter J. Maloney, dated December 26, 2007.

10.6#(2)	Addendum to Offer Letter to Peter J. Maloney, dated June 10, 2008.

10.7#(2)	Change of Control Agreement with Peter J. Maloney, dated August 7, 2009.

10.8#(2)	Offer Letter to Lorenzo Martinelli, dated October 8, 2001, as amended.

10.9#(2)	Offer Letter to David W. Packer, dated August 18, 2008, as amended.

10.10#(2)	Offer Letter to Michael A. Schmitt, dated December 13, 2010.

10.11#(2)	Offer Letter to Robert Schoenthaler, dated June 18, 2007.

10.12#(2)	Change of Control Agreement with Robert Schoenthaler, dated May 22, 2009.

10.13(2)	Lease Agreement by and between Bayside Towers, Inc. and the Registrant, dated May 7, 2009.

10.14(2)	Office Building Lease by and between TPG—Great Hills Plaza LLC and Registrant, dated September 2, 2005, as amended.

10.15(2)	Office Lease Agreement by and between Teachers Insurance and Annuity Association of America and Registrant, dated April 27, 2005, as amended.

10.16(2)	Tenancy Agreement by and between Inter Heritage (M) Sdn. Bhd. and E2open Development Corporation, a subsidiary of the Registrant, dated November 19, 2007, as amended.

10.17(2)	License for Use of ASMEC Facilities by and between Asmec Management Associates Ltd and Registrant, dated March 30, 2007, as amended.

10.18(2)	Fourth Amended and Restated Business Financing Agreement by and between Bridge Bank, National Association and Registrant, dated April 30, 2010.

10.19(2)	Intellectual Property Security Agreement by and between Bridge Bank, National Association and Registrant, dated April 30, 2010.

10.20(2)	Master Services Agreement by and between Equinix Operating Co., Inc. and Registrant, dated May 7, 2004, as amended.

10.21#(4)	Form of Change in Control Severance Agreement to be entered into with the Company’s executive officers.

21.1(1)	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of the Principal Executive Officer of E2open, Inc. pursuant to rule 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of E2open, Inc. pursuant to rule 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of E2open, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB	† XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
#	Indicates a management contract or compensatory plan.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), as filed with the Securities and Exchange Commission on February 17, 2012.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 1, as filed with the Securities and Exchange Commission on May 4, 2012.
(3)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 3, as filed with the Securities and Exchange Commission on July 2, 2012.
(4)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 4, as filed with the Securities and Exchange Commission on July 13, 2012.