Form 10-Q
period 2013-05-31
E2open Inc
filed 2013-07-11
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

There were 25,776,600 shares of the registrant’s Common Stock issued and outstanding as of June 30, 2013.

E2OPEN, INC.

QUARTERLY REPORT ON FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

E2OPEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	May 31, 2013	February 28, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,709	$20,262
Short-term investments	16,949	15,289
Accounts receivable, net of allowance of $67 and $55	13,873	20,670
Prepaid expenses and other current assets	2,291	2,212

Total current assets	48,822	58,433
Long-term investments	11,363	11,692
Property and equipment, net	2,431	2,438
Other assets	933	905

Total Assets	$63,549	$73,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,193	$10,769
Deferred revenue	35,180	39,789
Current portion of notes payable and capital lease obligations	1,487	849

Total current liabilities	44,860	51,407
Deferred revenue	1,918	1,898
Notes payable and capital lease obligations, net of current portion	794	562
Other noncurrent liabilities	764	508

Total liabilities	48,336	54,375

Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 authorized shares, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value. 100,000,000 authorized shares, 25,739,216 and 25,424,361 shares issued and outstanding as of May 31, 2013 and February 28, 2013	26	25
Additional paid-in capital	361,801	360,280
Accumulated other comprehensive loss	(25)	(17)
Accumulated deficit	(346,589)	(341,195)

Total stockholders’ equity	15,213	19,093

Total liabilities and stockholders’ equity	$63,549	$73,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,
	2013	2012
Revenue
Subscriptions and support	$12,292	$9,814
Professional services and other	3,307	5,659

Total revenue	15,599	15,473

Cost of revenue
Subscriptions and support	2,528	2,039
Professional services and other	4,057	3,653

Total cost of revenue	6,585	5,692

Gross profit
Subscriptions and support	9,764	7,775
Professional services and other	(750)	2,006

Total gross profit	9,014	9,781

Operating expenses:
Research and development	4,073	4,092
Sales and marketing	7,899	6,147
General and administrative	2,448	1,782

Total operating expenses	14,420	12,021

Loss from operations	(5,406)	(2,240)
Interest and other income (expense), net	51	(95)

Loss before income taxes	(5,355)	(2,335)
Provision for income taxes	(39)	(43)

Net loss	$(5,394)	$(2,378)

Net loss per share:
Basic	$(0.21)	$(0.38)

Diluted	$(0.21)	$(0.38)

Weighted average shares used to compute net loss per share:
Basic	25,615	6,190

Diluted	25,615	6,190

Other comprehensive loss, net:
Net unrealized losses on investments	(12)	—
Net foreign currency translation gains (losses)	3	(17)

Total other comprehensive loss	(9)	(17)

Total comprehensive loss	$(5,403)	$(2,395)

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,394)	$(2,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	845	479
Depreciation and amortization	404	409
Other	(23)	(142)
Changes in operating assets and liabilities:
Accounts receivable, net	6,797	4,446
Prepaid expenses and other current assets	(74)	(552)
Accounts payable and accrued liabilities	(1,523)	(447)
Deferred revenue	(4,589)	(2,648)
Other noncurrent liabilities	261	10

Net cash used in operating activities	(3,296)	(823)

Cash flows from investing activities:
Capital expenditures	(39)	(654)
Purchase of marketable securities	(10,008)	—
Proceeds from sale and maturities of marketable securities	8,596	—
Long-term deposits and restricted cash	(24)	(26)

Net cash used in investing activities	(1,475)	(680)

Cash flows from financing activities:
Proceeds from bank debt	—	21,210
Repayments of bank debt	—	(20,000)
Repayments of notes payable and capital lease obligations	(458)	(251)
Payments of deferred initial public offering costs	—	(297)
Proceeds from exercise of common share options	673	32
Proceeds from exercise of warrants	—	700

Net cash provided by financing activities	215	1,394

Effect of exchange rate changes on cash and cash equivalents	3	(18)

Net decrease in cash and cash equivalents	(4,553)	(127)
Cash and cash equivalents at beginning of period	20,262	10,219

Cash and cash equivalents at end of period	$15,709	$10,092

Supplemental cash flow information:
Cash paid during the period:
Interest	$16	$72

Income taxes	$45	$57

Noncash financing and investing activities:
Property, software and equipment acquired under notes payable and capital leases	$355	$—

Prepaid software, maintenance and services under notes payable and capital leases	$973	$—

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC).

Accounting Policies

The accompanying interim consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 (the Annual Report).

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of May 31, 2013, the interim consolidated statements of operations, the interim consolidated statements of comprehensive income (loss) and the interim consolidated statements of cash flows for the three months ended May 31, 2013 and 2012 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended May 31, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Such estimates include the allowance for doubtful accounts receivable, deferred tax asset valuation allowance, unrecognized tax benefits, accrued liabilities, and stock-based compensation. Actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue from the sale of subscriptions and support and professional services.

Subscriptions and Support. The Company offers on-demand software solutions, which enable its customers to have constant access to its solutions without the need to manage and support the software and associated hardware themselves. The Company houses the hardware and software in third-party facilities, and provides its customers with access to the software solutions, along with data security and storage, backup and recovery services and solution support. The Company’s customer contracts typically have a term of three to five years. The Company invoices its customers for subscriptions and support in advance for annual use of the software solutions. The Company’s payment terms typically require customers to pay within 30 to 90 days from the invoice date.

Professional Services. Professional services revenue is derived primarily from fees for enabling services, including solution consulting and solution deployment. These services are sold in conjunction with the sale of the Company’s on-demand software solutions. The Company provides professional services, both on a fixed fee and a time and materials basis, and invoices customers either in advance, monthly, or upon reaching project milestones.

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

The Company accounts for subscriptions and support and professional services revenue as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. As the Company has been unable to establish vendor specific objective evidence (VSOE) or third party evidence (TPE) for the elements of its arrangements, the Company determines the estimated selling price (ESP) for each element primarily by considering prices the Company charges for similar offerings, size of the order and historical pricing practices. Revenue allocated to subscriptions and support is recognized over the contractual term. Professional services revenue sold on a fixed fee basis is recognized either under the proportional performance method of accounting using estimated labor hours, or upon acceptance of the services. Revenue from professional services sold on a time and material basis is recognized as services are delivered.

The Company excludes from revenue sales and other taxes collected on behalf of customers and remitted to governmental authorities.

(3) Cash and investments

The following table presents cash, cash equivalents and available-for-sale securities for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of May 31, 2013 (unaudited):
Cash	$1,337	$—	$—	$1,337
Cash equivalents:
Money market accounts	7,353	—	—	7,353
Money market funds	2,420	—	—	2,420
Commercial paper	4,599	—	—	4,599
Short-term investments:
Commercial paper	9,790	3	—	9,793
Corporate debt securities	4,325	8	—	4,333
Mortgage-backed securities	1,440	—	(6)	1,434
Asset-backed securities	1,390	—	(1)	1,389
Long-term investments:
Corporate debt securities	4,922	5	(5)	4,922
Asset-backed securities	4,338	1	(1)	4,338
Mortgage-backed securities	819	1	(3)	817
Municipal debt securities	1,287	—	(1)	1,286

Total	$44,020	$18	$(17)	$44,021

As of February 28, 2013:
Cash	$1,436	$—	$—	$1,436
Cash equivalents:
Money market accounts	2,501	—	—	2,501
Money market funds	3,879	—	—	3,879
Commercial paper	12,445	1	—	12,446
Short-term investments:
Commercial paper	12,322	1	—	12,323
Corporate debt securities	2,373	2	—	2,375
Mortgage-backed securities	594	—	(3)	591
Long-term investments:
Corporate debt securities	5,981	10	(1)	5,990
Asset-backed securities	3,044	2	—	3,046
Mortgage-backed securities	1,803	5	(3)	1,805
Municipal debt securities	851	—	—	851

Total	$47,229	$21	$(7)	$47,243

The following table presents available-for-sale securities, recorded in cash equivalents and investments, by contractual maturity date as of May 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$21,544	$21,548
Due after one year through two years	11,366	11,363

Total	$32,910	$32,911

For the three months ended May 31, 2013, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of May 31, 2013, the Company did not consider any of its available-for-sale securities to be other-than-temporarily impaired.

(4) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the dates presented consisted of the following (in thousands):

	May 31, 2013	February 28, 2013
	(Unaudited)
Allowance for doubtful accounts receivable:
Balance, beginning of period	$55	$24
Add: provision for doubtful accounts	12	90
Less: write-offs	—	(59)

Balance, end of period	$67	$55

	May 31, 2013	February 28, 2013
	(Unaudited)
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,369	$1,109
Other prepaid expenses and other current assets	922	1,103

	$2,291	$2,212

Software licenses, maintenance, services and insurance premiums financed through capital leases and notes payable included above aggregated $2,584,000 and $1,615,000 as of May 31, 2013 and February 28, 2013. Accumulated amortization on software licenses aggregated $495,000 and $344,000 as of May 31, 2013 and February 28, 2013. Amortization of software licenses held under capital leases and notes payable is included in software license expense. Prepaid maintenance and insurance are expensed over the term of the agreements.

	May 31, 2013	February 28, 2013
	(Unaudited)
Property and equipment, net:
Software	$8,641	$8,543
Computer equipment	7,911	7,718
Leasehold improvements	484	484
Furniture and fixtures	120	119

	17,156	16,864
Less: accumulated depreciation and amortization	(14,725)	(14,426)

	$2,431	$2,438

	May 31, 2013	February 28, 2013
	(Unaudited)
Accumulated depreciation and amortization:
Balance, beginning of period	$14,426	$14,485
Add: Depreciation and amortization	404	1,616
Less: disposals, write-offs and other	(105)	(1,675)

Balance, end of period	$14,725	$14,426

Property and equipment financed through capital leases and notes payable included above aggregated $1,015,000 and $662,000 as of May 31, 2013 and February 28, 2013. Accumulated depreciation and amortization on these assets aggregated $212,000 and $100,000 as of May 31, 2013 and February 28, 2013.

	May 31, 2013	February 28, 2013
	(Unaudited)
Accounts payable and accrued liabilities:
Accrued compensation costs	$4,681	$7,701
Trade accounts payable	2,191	1,582
Accrued taxes and other	1,321	1,486

	$8,193	$10,769

(5) Notes Payable and Capital Lease Obligations

For the three months ended May 31, 2013, the Company financed the purchase of certain equipment, software and related support and maintenance with notes payable and capital leases. The terms of the notes payable are from nine months to three years, and the notes bear interest at rates ranging from 3.03% to 13.13% per annum. The total principal payments remaining under the notes payable and capital lease obligations of $2,281,000 become due as of May 31, 2013 as follows (in thousands):

Fiscal year ending:
2014 (remaining 9 months)	$1,285
2015	891
2016	285

Total minimum lease payments	2,461
Less: amount representing interest	(180)

Present value of minimum lease payments	2,281
Less: current portion	(1,487)

Total, net of current portion	$794

(6) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company, or Seagate PLC. Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of the Company’s customers and the Company received payments of $1,033,000 and $421,000 for the three months ended May 31, 2013 and 2012 relating to subscriptions to the Company’s solutions.

(7) Commitments and Contingencies

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense was $596,000 and $426,000 for the three months ended May 31, 2013 and 2012. Future minimum lease payments under noncancelable operating leases as of May 31, 2013 are as follows (in thousands):

Fiscal year ending:
2014 (remaining 9 months)	$1,236
2015	1,525
2016	1,222
2017	1,258
2018	1,296
Thereafter	540

Total minimum lease payments	$7,077

Several of the operating lease agreements require the Company to provide security deposits. As of May 31, 2013 and February 28, 2013, lease deposits totaled $344,000 and $335,000. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the condensed consolidated balance sheets.

Contingencies

From time to time, the Company is subject to contingencies that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not currently believe the resolution of any such contingencies will have a material adverse effect upon the Company’s financial position, results of operations or cash flows.

(8) Interest and other income (expense), net

Interest and other income (expense), net for the periods presented consisted of the following (in thousands):

	Three Months Ended May 31,
	2013	2012
Interest income	$48	$1
Interest expense	(22)	(72)
Bank financing fees	—	(64)
Foreign exchange losses —realized and unrealized, net	(53)	(151)
Gains from foreign currency contracts—realized and unrealized, net	77	188
Other, net	1	3

	$51	$(95)

(9) Income Taxes

The Company records its interim provision for income taxes based on its estimated annual effective tax rate for the year. The income tax provision for the three months ended May 31, 2013 and 2012 was $39,000 and $43,000. The Company has incurred operating losses for most years since inception. As of February 28, 2013, it had net operating loss, or NOL, carryforwards for federal income tax purposes of $318,323,000, which begin to expire in fiscal 2023, and had NOL carryforwards for state income tax purposes of $100,320,000, which begin to expire in fiscal 2014. In order to utilize the NOLs, the Company must generate consolidated taxable income which can offset such carryforwards. The deferred tax asset associated with the NOLs is $93,992,000. As a result of those continuing losses, management has determined that insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for estimated federal alternative minimum taxes, state and foreign taxes, as well as income taxes in foreign jurisdictions. The Company’s effective tax rate differs from the statutory rate due primarily to valuation allowances on deferred taxes, state taxes, foreign taxes, and tax contingencies.

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely. There is $723,000 of undistributed earnings of the Company’s foreign subsidiaries as of May 31, 2013. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

As of February 28, 2013, the total amount of gross unrecognized tax benefits was $4,500,000, of which $300,000, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of gross interest and penalties accrued was $68,000 as of February 28, 2013, and was classified as other noncurrent liabilities in the consolidated balance sheets. The Company believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. The Company is not currently under examination or audit by any taxing authorities. For the three months ended May 31, 2013, there has been no material change in the total amount or composition of the Company’s unrecognized tax benefits. The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2013 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2007 to 2013.

(10) Stock-based Compensation

Options and Awards Granted to Employees

In June 2012, the Board adopted the 2012 Stock Plan (2012 Plan), which was subsequently approved by the Company’s stockholders. Upon the completion of the IPO, all shares that were reserved under the 2003 Stock Plan but not issued were assumed by the 2012 Plan. No additional shares will be issued under the 2003 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units and performance shares. No awards under the 2012 Plan were granted prior to the Company’s IPO. As of May 31, 2013 and February 28, 2013, there were 4,808,920 and 5,112,830 shares of common stock reserved for issuance under the 2012 Plan.

Options under the 2012 Plan may be granted for periods of up to 10 years; provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares of common stock on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying shares on the date of grant. Options generally vest 25% on the one-year anniversary of the option grant date, and then monthly for three additional years, or monthly for a period of four years, and are exercisable for a period of 10 years after the date of grant. RSUs generally vest 25% on the first annual anniversary of the award grant date, and 25% each year thereafter on the annual anniversary of the award grant date for three additional years.

Some options granted are immediately exercisable and any unvested portion of the shares acquired upon early exercise is subject to a right of repurchase by the Company upon the employee’s termination at the original purchase price. The right of repurchase lapses as the options vest, which is generally over the four-year vesting period of the related options. As of May 31, 2013 and February 28, 2013, there were 7,817 and 18,761 shares exercised that were subject to repurchase. The $2,736 and $6,566 aggregate exercise price of the options subject to repurchase as of May 31, 2013 and February 28, 2013 is recorded in other noncurrent liabilities and is amortized to equity as the options vest.

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

	Three Months Ended May 31,
	2013	2012
Expected term (in years)	5.79	6.02
Expected stock price volatility	51.5% - 51.8%	55.0%
Risk-free interest rate	0.7 - 1.0%	1.1% - 1.3%
Expected dividend yield	—	—

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

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial performance requirements to be achieved by February 28, 2013, before vesting could occur. The vesting of these stock options is also dependent upon the employees’ continued employment after February 28, 2013. In March 2012, the Board of Directors approved a modification of the financial performance requirements. At the date of the modification, the Company determined that the achievement of the modified performance requirements was probable and, accordingly, compensation cost related to the modified awards of $149,000 was recorded in the condensed consolidated statement of operations for the three months ended May 31, 2012. Prior to this date, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on the then-current and expected operational results, it was not probable that the associated financial performance requirements would be achieved. The financial performance requirements were achieved by February 28, 2013. The unrecognized compensation cost related to these options is $2,247,000 as of May 31, 2013, and is being recognized over the remaining vesting term of three years from February 28, 2013.

Stock Options:

Activity under the Company’s stock option plans for the years presented is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining term
Balance of options outstanding, February 28, 2013	2,674,335	$4.59	8.00 years
Options granted	289,575	18.03
Options exercised	(303,910)	2.21
Options canceled and forfeited	(282,242)	4.31

Balance of options outstanding, May 31, 2013	2,377,758	6.57	8.05 years

Balance of options expected to vest as of February 28, 2013	2,485,050	4.41	7.94 years
Balance of options exercisable as of February 28, 2013	1,005,204	2.68	7.03 years
Balance of options expected to vest as of May 31, 2013	2,297,647	6.46	8.02 years
Balance of options exercisable as of May 31, 2013	847,617	3.36	6.99 years

The weighted average grant date fair value of the employee stock options granted during the three months ended May 31, 2013 and May 31, 2012 was $18.03 and $8.75.

The intrinsic values of employee stock options exercised during the three months ended May 31, 2013 and May 31, 2012 was $4,315,000 and $602,000. The intrinsic values of vested shares as of May 31, 2013 and February 28, 2013 were $9,573,000 and $7,431,000.

As of May 31, 2013, and February 28, 2013 the number of unvested options was 1,530,141 and 1,669,131.

As of May 31, 2013 and February 28, 2013, the Company had $5,113,000 and $5,370,000 of unrecognized compensation cost excluding estimated forfeitures, related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.59 years and 2.28 years.

Restricted Stock Units:

Activity under the Company’s RSU plans for the years presented is as follows:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining term
Balance of awards outstanding, February 28 2013	118,500	$14.42	3.62 years
Awards granted	43,714	13.72
Awards released	—	—
Awards canceled and forfeited	(3,500)	13.83

Balance of awards outstanding, May 31, 2013	158,714	$14.24	3.52 years

Balance of awards expected to vest, February 28, 2013	92,136	$14.42	3.62 years
Balance of awards vested, February 28, 2013	—	$—	—
Balance of awards expected to vest, May 31, 2013	144,012	$14.24	3.52 years
Balance of awards vested, May 31, 2013	—	$—	—

The weighted average grant date fair value per share of the RSUs granted during the three months ended May 31, 2013 was $13.72.

The intrinsic value of outstanding RSUs as of May 31, 2013 and February 28, 2013 was $2,319,000 and $2,342,000.

Total compensation expense for these awards recorded in the condensed consolidated statement of operations for the three months ended May 31, 2013 was $131,000. As of May 31, 2013, none of the awards were vested or released. As of May 31, 2013 and February 28, 2013, the Company had $1,817,000 and $1,162,000 of unrecognized compensation expense related to these RSUs, which is expected to be recognized over a weighted average period of 3.52 years and 3.62 years.

Total share-based compensation:

Total compensation expense recorded for share-based payments amounted to $845,000 and $479,000 for the three months ended May 31, 2013 and May 31, 2012. No compensation cost was capitalized during the three months ended May 31, 2013 and May 31, 2012.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended May 31,
	2013	2012
Cost of revenue	$232	$121
Research and development	68	53
Sales and marketing	290	145
General and administrative	255	160

	$845	$479

(11) Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units and warrants using the treasury stock method. For periods in which the Company has generated a net loss, the Company does not include stock options, warrants, and unvested restricted stock units in its computation of diluted net income (loss) per share, as the impact of these awards is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended May 31,
	2013	2012
Net loss	$(5,394)	$(2,378)

Basic and diluted shares:	25,615	6,190

Net loss per share:
Basic	$(0.21)	$(0.38)

Diluted	$(0.21)	$(0.38)

The following outstanding shares, options, restricted stock units and warrants were excluded from the computation of diluted net income per share in the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended May 31,
	2013	2012
Options to purchase common stock	1,468	1,217
Unvested common shares subject to repurchase	11	71
Restricted stock units	120	—
Convertible preferred stock	—	14,846

(12) Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, net, accounts payable, line of credit, capital lease obligations and notes payable. Accounts receivable, net, accounts payable and line of credit are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents, investments and foreign currency forward contracts at fair value based on an exchange or exit price as defined by the authoritative guidance on fair value measurements which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. The Company estimates the fair value for capital lease obligations and notes payable by discounting the future cash flows of the lease and note payments.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of May 31, 2013 and February 28, 2013, are summarized as follows (in thousands):

	May 31, 2013				February 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$7,353	$—	$—	$7,353	$2,501	$—	$—	$2,501
Money market funds	2,420	—	—	2,420	3,879	—	—	3,879
Commercial paper	—	4,599	—	4,599	—	12,446	—	12,446
Short-term investments:
Commercial paper	—	9,793	—	9,793	—	12,323	—	12,323
Corporate debt securities	—	4,333	—	4,333	—	2,375	—	2,375
Asset backed securities	—	1,389	—	1,389	—	—	—	—
Mortgage backed securities	—	1,434	—	1,434	—	591	—	591
Other current assets:
Foreign currency forward contracts	—	13	—	13	—	4	—	4
Long-term investments:
Corporate debt securities	—	4,922	—	4,922	—	5,990	—	5,990
Asset backed securities	—	4,338	—	4,338	—	3,046	—	3,046
Mortgage backed securities	—	817	—	817	—	1,805	—	1,805
Municipal bonds	—	1,286	—	1,286	—	851	—	851
Other noncurrent assets:
Certificate of deposit	16	—	—	16	16	—	—	16

Total assets	$9,789	$32,924	$—	$42,713	$6,396	$39,431	$—	$45,827

Liabilities:
Other current liabilities:
Foreign currency forward contracts	—	(75)	—	(75)	—	(158)	—	(158)

Total liabilities	$—	$(75)	$—	$(75)	$—	$(158)	$—	$(158)

The fair value of the Company’s Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments are based on quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company’s derivative instruments are valued using pricing models that use observable market inputs and, therefore, are classified as Level 2.

In fiscal 2013 and the three months ended May 31, 2013, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of May 31, 2013 and February 28, 2013 (in USD thousands, except average contract rate):

	May 31, 2013			February 28, 2013
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Euro	$6,626	1.3	$(54)	$7,322	1.3	$(146)
Malaysian Ringgit	(2,054)	3.1	(6)	(2,255)	3.1	(8)
British Pound	(4,099)	1.5	(2)	—	—	—

Total	$473		$(62)	5,067		$(154)

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(13) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Three months ended May 31, 2013		Three months ended May 31, 2012
	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable
Customer A	11%	29%	11%	13%
Customer B	*	14	11	13
Customer C	*	15	*	*
Customer D	*	*	13	11
Customer E	*	*	*	11

*	Indicates less than 10%

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended May 31,
	2013	2012
Revenue by geographic region:
Americas	$12,499	$12,432
Europe	2,904	2,895
Asia	196	146

Total	$15,599	$15,473

Countries accounting for 10% or more of revenue were as follows:

	Three Months Ended May 31,
	2013	2012
Revenue by country:
United States	74.8%	64.9%
Canada	*	15.4
United Kingdom	10.8	*

*	Indicates less than 10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K dated April 30, 2013 filed with the Securities and Exchange Commission (the SEC) (the Annual Report). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,”, “predict”, “if”, “future”, “project,” “seek,” “should,” “target,” “will,” “would” and similar words and phrases, including the negatives of these terms, or other expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, research and development, economic and industry trends or trend analysis, expectations about seasonality, use of non-GAAP financial measures, operating expenses, taxes, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our agreements with customers are typically three to five years in length with billings in advance for annual use of the software solutions. The annual contract value for each customer agreement is largely related to the size of the customer, the number of solutions the customer has purchased, the number of the customer’s unique registered users, and the maturity of our relationship with the customer. Average annual contract value can therefore fluctuate period to period depending upon the size of new customers and the pace at which we upsell additional solutions and services to existing customers. Additionally, these new and upsell customer agreements can create significant variability in the aggregate annual contract value of agreements signed in any given fiscal quarter.

As of May 31, 2013, we had 310 customers, of which 80 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 230 customers purchase our network connectivity solutions directly. For the three months ended May 31, 2013, Enterprise Customers represented 99.4% of total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them four of the top five as designated in the Gartner Supply Chain Top 25. The E2open Business Network is a community comprised of our customers, over 36,000 unique registered trading partners and approximately 113,000 unique registered users.

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

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Sweden, Malaysia and Taiwan. For the three months ended May 31, 2013 and 2012, the percentage of our revenue generated outside of the United States was 25.2% and 35.1%. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In 2011, we grew our sales team in Europe. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In fiscal 2013, we opened offices in Paris, France and Scandinavia, and continued to hire sales personnel in the United States, Europe and China. We intend to make additional investments outside of the United States in order to expand our geographic reach.

Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We intend to further enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

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

Sources of Revenue

Our revenue has grown from $15.5 million for the three months ended May 31, 2012 to $15.6 million for the three months ended May 31, 2013. We generate our revenue primarily from selling access to our cloud-based platform of on-demand software solutions, which we refer to as subscriptions and support, through our field sales organization and alliance partners. We also generate revenue from professional services to deploy our on-demand software solutions. Our customer contracts typically have a term of three to five years in length and we generally invoice our customers for subscriptions and support in advance for annual use of our software solutions.

	Three Months Ended May 31,
	2013	2012
	(In thousands)
Revenue by type:
Subscriptions and support	$12,292	$9,814
Professional services	3,307	5,659

Total	$15,599	$15,473

Percentage of revenue by type:
Subscriptions and support	78.8%	63.4%
Professional services	21.2	36.6

Total	100.0%	100.0%

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

Bookings, Billings and Backlog. We generally recognize subscription and support revenue from our customer agreements over the contractual term. For this reason, a significant portion of our revenue in any period will be from customer agreements signed in prior periods rather than new business activity signed during such period. In order to assess our business performance with metrics that more fully reflect current period business activity, we track bookings, billings and backlog. Bookings represent the full value of customer orders or contracts signed during a reporting period. The value of our bookings is impacted by new contracts, renewals, amendments and terminations. Billings represent invoices issued to customers during the period. Backlog represents the cumulative value of bookings existing at the end of the period less the cumulative amount billed to customers. Due to the seasonality of our sales, bookings and backlog fluctuate from quarter to quarter throughout the fiscal year.

Number of Unique Registered Trading Partners. We define the number of unique registered trading partners as the number of distinct trading partner entities currently connected to the E2open Business Network as of the balance sheet date. We believe the number of unique registered trading partners is a key indicator of the growth of our network and both our ability and our customers’ ability to receive the benefits of the network effects resulting from such growth. Growth in the number of unique registered trading partners depends, in part, on our ability to successfully develop and market our solutions to our existing customers and companies that have not yet become part of our network. In addition to the growth in number of these entities, we view a large, existing network as providing greater incentive and ease for new customers seeking to join if they share existing trading partners already operating on our system.

The number of unique registered trading partners in the E2open Business Network increased from 35,302 as of February 28, 2013 to 36,238 as of May 31, 2013. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users. We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased from 108,846 as of February 28, 2013 to 112,903 as of May 31, 2013.

Key Financial Performance Measures

We monitor the key financial metrics set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “—Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

	Three Months Ended May 31,
	2013	2012
	(In thousands)
Revenue	$15,599	$15,473
Gross profit	$9,014	$9,781
Gross margin	57.8%	63.2%
Net loss	$(5,394)	$(2,378)
Adjusted EBITDA (1)	$(4,157)	$(1,352)
Operating cash flow	$(3,296)	$(823)
Free cash flow (2)	$(3,335)	$(1,477)

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

Gross Profit and Gross Margin. Gross profit and gross margin have been and will continue to be affected by a variety of factors, including the average sales price of our products, the mix of solutions sold, the mix of revenue between subscriptions and support and professional services, and our level of investment in operating infrastructure. Our gross profit and gross margin for the three months ended May 31, 2013 was $9.0 million, or 57.8% compared to $9.8 million, or 63.2% for the three months ended May 31, 2012. We expect gross profit and gross margin to decline for fiscal 2014 compared to fiscal 2013 as we invest in the enablement of partners to deploy our solutions.

Gross margin on subscriptions and support revenue was 79.4% and gross margin on professional services revenue was (22.7)% for the three months ended May 31, 2013. Gross margin on subscriptions and support revenue was 79.2% and gross margin on professional services revenue was 35.4% for the three months ended May 31, 2012. An increase in the proportion of our total revenue generated by sales of subscriptions and support for our on-demand software applications would increase our overall margins, due to the higher margins on subscriptions and support compared to professional services. Our gross margin may also fluctuate due to the timing of revenue recognition for our on-demand software solutions and services, since our cost of revenue is recognized as incurred whereas revenue on certain arrangements with customers is recognized over the contractual term. Additionally, while we invest in the growth of our deployment service capabilities through partner enablement, our professional services revenues and margins may decrease.

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

For the three months ended May 31, 2013, Adjusted EBITDA was $(4.2) million compared to $(1.4) million for the three months ended May 31, 2012. The fluctuation in Adjusted EBITDA resulted primarily from our continued investment in research and development and sales and marketing and in executing our strategy to grow deployment service capabilities through partner enablement.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended May 31,
	2013	2012
	(In thousands)
Reconciliation of Adjusted EBITDA
Net loss	$(5,394)	$(2,378)
Interest and other expense (income), net	(51)	95
Provision for income taxes	39	43
Depreciation and amortization	404	409
Stock-based compensation	845	479

Adjusted EBITDA	$(4,157)	$(1,352)

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

We have historically made significant investments in product development and in selling and marketing our solutions, resulting in net use of cash in operating activities since inception. Our free cash flow was $(3.3) million for the three months ended May 31, 2013, compared to $(1.5) million for the three months ended May 31, 2012. The decrease in free cash flow was due primarily to increased investment in research and development, sales and marketing and deployment capacity. This is consistent with our strategy to expand our product offerings and customer base to help drive future revenue growth.

	Three Months Ended May 31,
	2013	2012
	(In thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(3,296)	$(823)
Capital expenditures	(39)	(654)

Free cash flow	$(3,335)	$(1,477)

We expect to continue to experience negative free cash flow for fiscal 2014 as we continue to invest in the development and implementation of new solutions and software applications, expand our sales and marketing resources in order to further penetrate our market both in the United States and internationally, and invest in growing our deployment service capabilities.

Costs and Expenses

Cost of Revenue

Total cost of revenue consists of costs related to third-party hosting of our equipment and delivery of our software solutions, software license fees, salaries, benefits and other personnel-related expenses included in our operations, professional services, and support departments, as well as allocated facilities, information technology and supporting overhead costs. The cost associated with providing professional services is significantly higher as a percentage of revenue than the cost associated with delivering our on-demand software applications due to the labor intensive nature of providing professional services. We expect the absolute cost of revenue to increase as we continue to invest in our business, but at a lower rate than that of our total revenue on an annual basis.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development

Research and development expense consists of salaries, benefits and other personnel-related expenses, software development tools, as well as allocated facilities, information technology and supporting overhead costs. We expect to continue to invest in research and development to enhance and expand our existing solutions and develop new solutions and tools for improved deployment and customer support and, consequently, we expect research and development expense to increase in absolute dollars in future periods.

Sales and Marketing

Sales and marketing expense consists of salaries, benefits and other personnel-related expenses, including sales commissions, advertising and marketing materials, trade shows and other marketing events, travel and entertainment expenses, as well as an allocation of facilities, information technology and supporting overhead expenses. We intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. Accordingly, we expect sales and marketing expense to increase in absolute dollars in future periods.

General and Administrative

General and administrative expense consists of salaries, benefits and other personnel-related expenses for our finance, accounting, legal, human resources, facilities and information technology employees; third-party professional fees; communication expenses; allocated facilities expenses; and other administrative expenses. We expect that the costs of being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, increased directors and officers insurance, and professional and other services, will increase our general and administrative expense in absolute dollars in future periods.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest income on our cash and cash equivalents, and investments, interest expense on our credit facilities, notes payable and capital leases, financing fees, and foreign exchange currency transaction and translation gains and losses.

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

Results of Operations

Revenue, Cost of Revenue and Gross Margin

	Three Months Ended May 31,		Change
	2013	2012	$	%
	(In thousands)
Revenue
Subscriptions and support	$12,292	$9,814	$2,478	25.2%
Professional services	3,307	5,659	(2,352)	(41.6)

Total revenue	15,599	15,473	126	0.8

Cost of revenue
Subscriptions and support	2,528	2,039	489	24.0
Professional services	4,057	3,653	404	11.1

Total cost of revenue	6,585	5,692	893	15.7

Gross profit
Subscriptions and support	9,764	7,775	1,989	25.6
Professional services	(750)	2,006	(2,756)	(137.4)

Total gross profit	$9,014	$9,781	$(767)	(7.8)%

Gross margin (1)
Subscriptions and support	79.4%	79.2%		0.2%
Professional Services	(22.7)	35.4		(58.1)

Total gross margin	57.8%	63.2%		(5.4)%

(1)	The table shows gross margin as a percentage of each component of revenue.

The table below sets forth the functional classification of stock-based compensation expense included in cost of revenue for the periods presented:

	Three Months Ended May 31,		Change
	2013	2012	$	%
	(In thousands)
Subscriptions and support	$63	$34	$29	85.3%
Professional services	169	87	82	94.3

	$232	$121	$111	91.7%

Total revenue for the three months ended May 31, 2013 was $15.6 million. Subscriptions and support revenue and professional services revenue comprised 78.8% and 21.2% of total revenue for the three months ended May 31, 2013. Subscriptions and support revenue and professional services revenue comprised 63.4% and 36.6% of total revenue for the three months ended May 31, 2012.

Total revenue for the three months ended May 31, 2013 excluded $0.5 million of revenue associated with a contract amendment that was accelerated into the quarter ended August 31, 2012, which would have been recognized in the three months ended May 31, 2013. Including this item, total revenue for the three months ended May 31, 2013 would have been $16.1 million. Subscriptions and support revenue for the three months ended May 31, 2013 would have been $12.4 million and professional services revenue for the three months ended May 31, 2013 would have been $3.7 million.

Including the revenue that was accelerated into the quarter ended August 31, 2012, total revenue increased $0.6 million, or 4.1%, for the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The increase was due to a $2.6 million, or 26.1% increase in subscriptions and support, offset by a $2.0 million, or 34.0%, decrease in professional services revenue. The increase is attributable to $1.8 million of sales to new customers and $1.2 million decrease in revenue from existing customers. While subscriptions and support revenue from existing customers increased $1.6 million, professional services revenue decreased $2.8 million primarily due to timing of deployments and revenue recognition. This increase in subscriptions and support revenue and decrease in professional services revenue is in line with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions.

For the three months ended May 31, 2013, we had one customer, Vodafone, that accounted for more than 10% of revenue. For the three months ended May 31, 2012, we had three customers, RIM, Exostar and Vodafone, that accounted for more than 10% of revenue. For the three months ended May 31, 2013, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue. For the three months ended May 31, 2012, revenue attributable to customers headquartered in Canada and the United States each accounted for more than 10% of total revenue.

Total cost of revenue fluctuates period-to-period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

Total cost of revenue increased $0.9 million, or 15.7%, for the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The increase in total cost of revenue was attributable primarily to a $1.2 million increase in employee-related expenses driven by increased headcount, offset by a $0.3 million decrease in fees paid to third-party contractors.

Gross margin is impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements over the contractual term or only upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

Total gross profit decreased $0.8 million, or 7.8%, for the three months ended May 31, 2013 compared to the three months ended May 31, 2012, and gross margin declined from 63.2% to 57.8%. The decrease in gross profit and margin reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions for fiscal 2014.

Operating Expenses

	Three Months Ended May 31,		Change
	2013	2012	$	%
	(In thousands)
Operating expenses
Research and development	$4,073	$4,092	$(19)	(0.5)%
Sales and marketing	7,899	6,147	1,752	28.5
General and administrative	2,448	1,782	666	37.4

Total operating expenses	$14,420	$12,021	$2,399	20.0%

The table below sets forth the functional classification of stock-based compensation expense for the periods presented:

	Three Months Ended May 31,		Change
	2013	2013	$	%
	(In thousands)
Research and development	$68	$53	$15	28.3%
Sales and marketing	290	145	145	100.0
General and administrative	255	160	95	59.4

	$613	$358	$255	71.2%

Research and Development

Research and development expense for the three months ended May 31, 2013 was essentially flat compared to the three months ended May 31, 2012 as higher headcount-related costs were offset by lower variable compensation. As a percentage of revenue, research and development expense was 26.1% for the three months ended May 31, 2013 and 26.4% for the three months ended May 31, 2012.

Sales and Marketing

Sales and marketing expense increased $1.8 million, or 28.5%, for the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The increase was attributable to an increase in employee-related costs as we continue to expand our field sales organization globally. Average headcount in sales and marketing increased from 72 for the three months ended May 31, 2012 to 84 for the three months ended May 31, 2013.

Total sales and marketing headcount increased by 13.7% from 73 as of May 31, 2012 to 83 as of May 31, 2013. As a percentage of revenue, sales and marketing expense increased from 39.7% for the three months ended May 31, 2012 to 50.6% for the three months ended May 31, 2013 reflecting our investment in sales and marketing to drive revenue growth.

General and Administrative

General and administrative expense increased $0.7 million, or 37.4%, for the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The increase was primarily attributable to a $0.3 million increase in employee-related expense resulting from increased headcount to support the growth of the business and the infrastructure required to support a public company, $0.1 million increase in legal and accounting fees, $0.1 million increase in fees paid to outside professional firms that assist us in complying with reporting requirements as a public company, and $0.2 million increase in facility costs. As a percentage of revenue, general and administrative expense was 15.7% for the three months ended May 31, 2013 and 11.5% for the three months ended May 31, 2012.

Liquidity and Capital Resources

	Three Months Ended May 31,
	2013	2012
	(In thousands)
Cash and cash equivalents at the end of the period	$15,709	$10,092
Net cash used in operating activities	(3,296)	(823)
Net cash used in investing activities	(1,475)	(680)
Net cash provided by financing activities	215	1,394

As of May 31, 2013, we had total cash, cash equivalents, short-term and long-term investments of $44.0 million, including cash and cash equivalents of $15.7 million, and short-term investments in available for sale debt securities of $16.9 million. As of May 31, 2013, we also had $11.4 million of long-term investments in available for sale debt securities.

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

Net cash used in operating activities was $3.3 million for the three months ended May 31, 2013. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $(5.4) million net loss adjusted by non-cash stock-based compensation of $0.8 million and depreciation and amortization of $0.4 million. This was offset by $0.9 million provided by the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in accounts receivable of $6.8 million due to the timing of collections from customers and an increase in other noncurrent liabilities of $0.3 million. This was offset by a decrease in deferred revenue of $4.6 million as a consequence of the recognition of revenue for the three months ended May 31, 2013 associated with cash collected in previous periods, decrease in accounts payable and accruals of $1.5 million due to payment of fiscal 2013 variable compensation cost and the timing of payments to our suppliers.

Net cash used in operating activities was $0.8 million for the three months ended May 31, 2012. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $(2.4) million net loss adjusted by non-cash stock-based compensation of $0.5 million, depreciation and amortization of $0.4 million and other non-cash charges of $0.1 million. This was offset by $0.8 million in cash provided by the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in accounts receivable of $4.4 million due to the timing of collections from customers. This was partially offset by a decrease in deferred revenue of $2.6 million resulting from the recognition of revenue in the three months ended May 31, 2012 associated with cash collected in previous periods, an increase in prepayments of $0.6 million associated with software and hardware maintenance expense and a decrease in accounts payable of $0.4 million due to timing of payments to our suppliers.

Investing Cash Flow

Historically, our primary investing activities have consisted of capital expenditures associated with expanding our cloud-based, on-demand software solutions infrastructure and growing our workforce. We invested a portion of the proceeds from our initial public offering in available for sale securities.

Net cash used in investing activities for the three months ended May 31, 2013 was $1.5 million, which was comprised primarily of a $10.0 million purchase of investments in available-for-sale securities, offset by $8.6 million in proceeds from the sale and maturities of investments in available for sale securities.

Net cash used in investing activities for the three months ended May 31, 2012 was $0.7 million, which was comprised primarily of capital expenditures.

Financing Cash Flow

Net cash provided by financing activities for the three months ended May 31, 2013 was $0.2 million, which was comprised of $0.7 million in proceeds received from the exercise of stock options, offset by net payments of $0.5 million on our notes payable and capital lease obligation.

Net cash provided by financing activities for the three months ended May 31, 2012 was $1.4 million. In fiscal 2013, we received $0.7 million from the issuance of Series BB preferred stock upon the exercise of warrants. We maintain a credit facility consisting of a line of credit and growth capital term loan. For the three months ended May 31, 2012, our net borrowings under our credit facility amounted to $1.2 million. We also made payments of $0.3 million on notes payable for fixed asset purchases and $0.3 million for costs associated with preparing for our initial public offering.

Adequacy of Capital Resources

We believe our existing cash, cash equivalents and investment balances, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating resource requirements for at least the next twelve months.

Our Indebtedness

We maintained a credit facility with Bridge Bank, National Association (Bridge Bank), which has provided us revolving lines of credit and term loans. The total borrowing limit under the credit facility was $26.8 million, subject to borrowing base limitations. In August 2012, we paid in full all of our outstanding borrowings under the lines of credit and the term loan. The revolving line of credit expired effective August 14, 2012 and the term loan facility was cancelled effective September 10, 2012.

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our line of credit discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations:

	As of May 31, 2013
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Notes payable (1)	$817	$699	$118	$—
Capital lease obligations (1)	1,464	788	676	—
Operating lease obligations (2)	7,077	1,667	2,630	2,780

Total contractual obligations	$9,358	$3,154	$3,424	$2,780

(1)

In fiscal 2013 and the three months ended May 31, 2013, we financed the purchase of certain software licenses and related support and maintenance, and payments of insurance premiums with notes payable and capital leases. The term of the notes and capital leases range from nine months to three years, and bear interest ranging from 3.03% to 13.13%.

(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2018.
(3)

As of February 28, 2013, we had gross unrecognized tax benefits of $4.5 million and an additional $0.1 million for gross interest and penalties classified as other noncurrent liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.

Off-Balance Sheet Arrangements

During the three months ended May 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. Our critical accounting policies and estimates include those related to:

•	revenue recognition;

•	income taxes; and

•	stock-based compensation.

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K dated April 30, 2013 as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is a result primarily of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We had cash, cash equivalents and investments in available for sale instruments of $44.0 million as of May 31, 2013 and $47.2 million at February 28, 2013.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use a professional investment management firm to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of May 31, 2013 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro, the Malaysian Ringgit and the British Pound. For the three months ended May 31, 2013 and the year ended February 28, 2013, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of May 31, 2013 and February 28, 2013.

	As of May 31, 2013			As of February 28, 2013
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$6,626	1.3	$(54)	$7,322	1.3	$(146)
Malaysian Ringgit	(2,054)	3.1	(6)	(2,255)	3.1	(8)
British Pound	(4,099)	1.5	(2)	—	—	—

Total	$473		$(62)	$5,067		$(154)

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

	As of May 31, 2013
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$5,963	$6,295	$6,626	$6,957	$7,289
Malaysian Ringgit	(1,849)	(1,951)	(2,054)	(2,157)	(2,259)
British Pound	(3,689)	(3,894)	(4,099)	(4,304)	(4,509)

	As of February 28, 2013
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$6,590	$6,956	$7,322	$7,688	$8,054
Malaysian Ringgit	(2,029)	(2,142)	(2,255)	(2,367)	(2,480)
British Pound	—	—	—	—	—

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of May 31, 2013 and February 28, 2013, we had an accumulated deficit of $346.6 million and $341.2 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

If we are unable to attract and enable third-party service providers, our revenue and margin growth will be adversely affected.

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

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For example, RIM may terminate its agreement with us upon 90 days written notice. For the three months ended May 31, 2013, our top ten customers accounted for 61.8% of our total revenue, and one customer, Vodafone, accounted for 10.8% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

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

Due to the foregoing factors, and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

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

Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues, the availability of credit have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad. This in turn has resulted in reductions in IT spending by some of our customers.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. For the three months ended May 31, 2013, our employee headcount grew from 379 to 385. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

We may be required to defer recognition of revenue for a significant period of time after entering into an agreement due to a variety of factors, including whether:

•	The transaction involves both current on-demand software solutions and on-demand software solutions that are under development;

•	The customer requires significant modifications, configurations or complex interfaces that could delay delivery or acceptance of our solutions;

•	The transaction involves extended payment terms;

•	The transaction involves acceptance criteria or other terms that may delay revenue recognition; or

•	The transaction involves performance milestones or payment terms that depend upon the resolution of contingencies.

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

As of February 28, 2013, our net operating loss, or NOL, carryforward amounts for U.S. federal income and state tax purposes were approximately $318.3 million and $100.3 million. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). We believe that there was an ownership change in a prior year, which resulted in an annual NOL limitation. In addition, new issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the three months ended May 31, 2013, we spent $4.1 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

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

As a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We rely significantly on recurring revenue, which may decline or fail to be renewed, and our future results of operations could be harmed.

Our revenue from subscriptions to our software and software-related support services accounted for approximately 78.8% of our total revenue for the three months ended May 31, 2013. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three to five years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

Because we recognize certain revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in sales are not immediately fully reflected in our results of operations.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 25.2% of our total revenue for the three months ended May 31, 2013. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

As of May 31, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 30.1% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	Sale of Unregistered Securities

None.

b)	Issuer Purchases of Equity Securities

None.

c)	Use of Proceeds

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

E2OPEN, INC.

Date: July 11, 2013	By:	/s/ Mark E. Woodward
Mark E. Woodward
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 11, 2013	By:	/s/ Peter J. Maloney
Peter J. Maloney
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1* (1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise are not subject to liability under these sections.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended.