Form 10-Q
period 2013-08-31
E2open Inc
filed 2013-10-10
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

There were 26,507,320 shares of the registrant’s Common Stock issued and outstanding as of September 30, 2013.

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

E2OPEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	August 31, 2013	February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$12,949	$20,262
Short-term investments	3,735	15,289
Accounts receivable, net of allowance of $53 and $55	11,345	20,670
Prepaid expenses and other current assets	3,134	2,212

Total current assets	31,163	58,433
Long-term investments	4,871	11,692
Goodwill	25,708	—
Intangibles	12,817	—
Property and equipment, net	3,228	2,438
Other assets	1,089	905

Total Assets	$78,876	$73,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,600	$10,769
Deferred revenue	29,879	39,789
Acquisition payable to seller	5,309	—
Current portion of notes payable and capital lease obligations	2,180	849

Total current liabilities	49,968	51,407
Deferred revenue	1,930	1,898
Notes payable and capital lease obligations, net of current portion	1,889	562
Deferred tax liability	3,689	—
Other noncurrent liabilities	1,052	508

Total liabilities	58,528	54,375

Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value. 100,000,000 authorized shares, 26,460,524 and 25,424,361 shares issued and outstanding as of August 31, 2013 and February 28, 2013	26	25
Additional paid-in capital	372,876	360,280
Accumulated other comprehensive loss	(42)	(17)
Accumulated deficit	(352,512)	(341,195)

Total stockholders’ equity	20,348	19,093

Total liabilities and stockholders’ equity	$78,876	$73,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Revenue
Subscriptions and support	$13,433	$11,131	$25,725	$20,945
Professional services and other	4,579	11,760	7,886	17,419

Total revenue	18,012	22,891	33,611	38,364

Cost of revenue
Subscriptions and support	2,645	1,998	5,173	4,037
Professional services and other	4,486	3,664	8,543	7,317
Amortization of acquired intangibles	58	—	58	—

Total cost of revenue	7,189	5,662	13,774	11,354

Gross profit
Subscriptions and support	10,730	9,133	20,494	16,908
Professional services and other	93	8,096	(657)	10,102

Total gross profit	10,823	17,229	19,837	27,010

Operating expenses:
Research and development	4,533	3,557	8,606	7,649
Sales and marketing	8,752	6,628	16,651	12,775
General and administrative	2,641	2,277	5,089	4,059
Acquisition related expenses	791	—	791	—
Amortization of acquired intangibles	25	—	25	—

Total operating expenses	16,742	12,462	31,162	24,483

Income (loss) from operations	(5,919)	4,767	(11,325)	2,527
Interest and other income (expense), net	31	(169)	82	(264)

Income (loss) before income taxes	(5,888)	4,598	(11,243)	2,263
Provision for income taxes	(35)	(32)	(74)	(75)

Net income (loss)	$(5,923)	$4,566	$(11,317)	$2,188

Net income (loss) per share:
Basic	$(0.23)	$0.33	$(0.44)	$0.21

Diluted	$(0.23)	$0.19	$(0.44)	$0.09

Weighted average shares used to compute net income (loss) per share:
Basic	26,018	13,875	25,822	10,606

Diluted	26,018	24,421	25,822	24,106

Other comprehensive loss, net:
Net unrealized losses on investments	(8)	(1)	(20)	(1)
Net foreign currency translation losses	(9)	(7)	(6)	(24)

Total other comprehensive loss	(17)	(8)	(26)	(25)

Total comprehensive income (loss)	$(5,940)	$4,558	$(11,343)	$2,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(11,317)	$2,188
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,563	961
Depreciation and amortization	983	795
Other	176	68
Changes in operating assets and liabilities:
Accounts receivable, net	10,599	312
Prepaid expenses and other current assets	(739)	(549)
Accounts payable and accrued liabilities	878	(547)
Deferred revenue	(11,032)	(9,614)
Other noncurrent liabilities	506	(21)

Net cash used in operating activities	(7,383)	(6,407)

Cash flows from investing activities:
Capital expenditures	(97)	(1,047)
Purchase of marketable securities	(10,357)	(14,336)
Proceeds from sale and maturities of marketable securities	28,908	—
Payment for acquisition, net of cash acquired	(11,489)	—
Other assets	73	28

Net cash provided by (used in) investing activities	7,038	(15,355)

Cash flows from financing activities:
Proceeds from bank credit facilities	536	30,300
Repayments of bank credit facilities	(653)	(39,950)
Repayments of notes payable and capital lease obligations	(894)	(1,745)
Repayment of debt assumed from acquired company	(7,126)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	52,313
Payments of deferred initial public offering costs	—	(729)
Proceeds from exercise of common share options	1,178	160
Proceeds from exercise of warrants	—	700
Repurchase of fractional shares from reverse stock split	—	(3)

Net cash provided by (used in) financing activities	(6,959)	41,046

Effect of exchange rate changes on cash and cash equivalents	(9)	(24)

Net increase (decrease) in cash and cash equivalents	(7,313)	19,260
Cash and cash equivalents at beginning of period	20,262	10,219

Cash and cash equivalents at end of period	$12,949	$29,479

Supplemental cash flow information:
Cash paid during the period:
Interest	$76	$179

Income taxes	$77	$62

Noncash financing and investing activities:
Property, software and equipment acquired under notes payable and capital leases	$1,677	$41

Prepaid software, maintenance and services acquired under notes payable and capital leases	$2,072	$920

Automatic conversion of preferred stock to common stock in connection with IPO	$—	$84,191

Issuance of common stock in connection with a business acquisition	$8,849	$—

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

The Company acquired ICON-SCM AG (ICON) on July 30, 2013 (see note 3 to the condensed consolidated financial statements).

The Company’s corporate headquarters are located in Foster City, California, with additional offices in San Jose, California, Austin and Dallas, Texas, China, France, Germany, Malaysia, Finland, Taiwan and the United Kingdom.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC).

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of August 31, 2013, the interim condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended August 31, 2013 and 2012, and the interim condensed consolidated statements of cash flows for the six months ended August 31, 2013 and 2012 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended August 31, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other period.

Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013. There have been no changes in the Company’s significant accounting policies during the six months ended August 31, 2013 compared to such policies described in the audited consolidated financial statements included in Company’s Annual Report on Form 10-K for year ended February 28, 2013 except for the adoption of the following policies in connection with the acquisition of ICON:

Acquisition Related Expenses—Acquisition related expenses consist of third-party accounting and legal service fees, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisition of a business or an asset group.

Goodwill—Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. The Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to significant adverse change in customer demand or business climate, obsolescence of acquired technology and related competitive considerations.

The Company performs a goodwill impairment test in accordance with Account Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which allows the Company to make a qualitative assessment to determine whether it is more likely than not that goodwill is impaired before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company then performs a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company did not record any charges related to goodwill impairment for the three and six months ended August 31, 2013.

Intangible assets—Intangible assets are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging up to 20 years. Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Critical estimates in valuing the intangible assets include, but are not limited to, forecasts of the expected future cash flows attributable to the respective assets, anticipated growth in revenue from the acquired customer and product base, and the expected use of the acquired assets.

Accounting Updates

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). FASB issued ASU 2013-02 to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of accumulated other comprehensive income (“AOCI”) in financial statements. ASU 2013-02 requires an entity to provide information about amounts reclassified out of AOCI by component. In addition, an entity must present either on the face of the income statement or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The reclassifications out of AOCI, and related tax impact, are not material to the Company’s condensed consolidated results of operations or financial position.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Such estimates include the allowance for doubtful accounts receivable, deferred tax asset valuation allowance, unrecognized tax benefits, fair value of acquired net assets including intangibles, accrued liabilities, and stock-based compensation. Actual results could differ from those estimates.

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

The Company evaluates each of these criteria as follows:

Evidence of an Arrangement . The Company considers a binding agreement signed by it and the customer to be evidence of an arrangement.

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

Collectability of the Fees is Reasonably Assured . Collectability of the fees is reasonably assured if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not reasonably assured, the Company defers the recognition of revenue until cash collection.

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

The Company acquired ICON on July 30, 2013. Historically, ICON sold perpetual or term licenses and related post-contract support (PCS) and professional services. During the post-acquisition period of approximately one month, all revenue recognized from legacy ICON revenue arrangements represented primarily post-contract support or professional services.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which consist principally of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment loss is recorded for the amount by which the carrying amount of the asset exceeds its fair value. The Company did not incur any long-lived asset impairment charges during the three and six month ended August 31, 2013 and 2012.

(3) Acquisition

On July 30, 2013, the Company acquired all of the outstanding shares of ICON, a market leader in supply chain planning and collaboration, for approximately $26.6 million. The total initial purchase consideration comprised the following (in thousands):

Cash payment	$12,412
Acquisition costs payable to seller, to be placed in escrow	5,309
451,593 shares of the Company’s common stock	8,849

Total	$26,570

Transaction costs of $0.8 million associated with the acquisition of ICON were expensed as incurred and presented as Acquisition-related expenses as a part of operating expenses on our condensed consolidated statements of operations for the three and six months ended August 31, 2013.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. The excess of the fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

The Company is accounting for the ICON acquisition under the purchase method of accounting as a business combination. The following table summarizes the preliminary estimates of fair values of the assets and liabilities assumed at the acquisition date based on the preliminary purchase price allocation. The Company is in the process of validating and refining the assumptions and estimates required in establishing the fair values of the identifiable assets and liabilities, including identifiable intangible assets. The final purchase price allocation may differ from the preliminary amounts disclosed below (in thousands):

Cash and cash equivalents	$923
Accounts receivable	1,274
Prepaid expenses and other current assets	219
Long-term investments	354
Property and equipment	61
Identifiable intangible assets	12,900
Other assets	227

Total identifiable assets acquired	15,958
Accounts payable and accrued liabilities	(3,080)
Deferred revenue	(1,154)
Convertible bond and long-term debt	(7,126)
Deferred tax liability	(3,689)
Other noncurrent liabilities	(47)

Total liabilities assumed	(15,096)

Net identifiable assets acquired	862
Goodwill	25,708

Total consideration	$26,570

The key factor attributable to the creation of goodwill by the transaction is that, by combining ICON’s integrated planning and analytics capabilities with the Company’s Business Network, the Company expands its market opportunity and solution portfolio, accelerates its product roadmap, and extends its position as the leader in the collaborative planning and execution space.

As of the date of acquisition, the identifiable intangibles are comprised of developed technology of approximately $7.0 million and a customer relationship intangible of approximately $5.9 million. The Company is currently evaluating the expected useful life of these identifiable intangible assets and they may range up to 20 years. The amortization for the post acquisition period of approximately one month was not material to consolidated financial statements.

ICON’s results of operations have been included in our condensed consolidated financial statements subsequent to the date of acquisition. Revenue earned by ICON was $1,062,000 for the period from the acquisition date of July 30, 2013 to August 31, 2013. Immediately following the acquisition, ICON’s operations in the United States were merged into the Company’s operations, as such, the standalone ICON net income (loss) post-acquisition is not readily determinable. The unaudited pro forma Revenue and Net Loss for six months ended August 31, 2013 presented below combine the consolidated results of the Company and ICON giving effect to the acquisition of ICON as if it had been completed on March 1, 2012, the beginning of the annual reporting period prior to the year of acquisition. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of March 1, 2012. The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of ICON’s amortizable assets acquired in the transaction, adjustments to net interest expense based upon settlement of debt assumed upon acquisition, and adjustments to net income to reflect the decrease of interest income arising from the reduction of investments in available-for-sale securities. The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

(in thousands, except per share data)	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012
Pro forma revenue	$37,442	$44,321
Pro forma net loss	(13,213)	(1,700)
Pro forma net loss per share:
Basic	(0.50)	(0.15)
Diluted	(0.50)	(0.15)

(4) Cash and investments

The following table presents cash, cash equivalents and available-for-sale securities for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of August 31, 2013:
Cash	$5,925	$—	$—	$5,925
Cash equivalents:
Money market accounts	4,929	—	—	4,929
Money market funds	2,095	—	—	2,095

Total cash and cash equivalents	$12,949	$—	$—	$12,949

Short-term investments:
Corporate debt securities	1,592	1	—	1,593
Mortgage-backed securities	508	—	(2)	506
Municipal debt securities	350	—	—	350
Asset-backed securities	1,288	—	(2)	1,286

Total short-term investments	$3,738	$1	$(4)	$3,735

Long-term investments:
Corporate debt securities	2,092	2	(3)	2,091
Asset-backed securities	929	—	(1)	928
Mortgage-backed securities	442	2	(1)	443
Municipal debt securities	1,287	—	(2)	1,285
Common trust fund	109	—	—	109
Insurance company contract	15	—	—	15

Total long-term investments	$4,874	$4	$(7)	$4,871

Total	$21,561	$5	$(11)	$21,555

As of February 28, 2013:
Cash	$1,436	$—	$—	$1,436
Cash equivalents:
Money market accounts	2,501	—	—	2,501
Money market funds	3,879	—	—	3,879
Commercial paper	12,445	1	—	12,446

Total cash and cash equivalents	$20,261	$1	$—	$20,262

Short-term investments:
Commercial paper	12,322	1	—	12,323
Corporate debt securities	2,373	2	—	2,375
Mortgage-backed securities	594	—	(3)	591

Total short-term investments	$15,289	$3	$(3)	$15,289

Long-term investments:
Corporate debt securities	5,981	10	(1)	5,990
Asset-backed securities	3,044	2	—	3,046
Mortgage-backed securities	1,803	5	(3)	1,805
Municipal debt securities	851	—	—	851

Total long-term investments	$11,679	$17	$(4)	$11,692

Total	$47,229	$21	$(7)	$47,243

The available-for-sale securities that the Company intends to hold for less than one year are classified as short-term investments, and the securities that the Company intends to hold for more than one year are classified as long-term investments.

The following table presents available-for-sale securities, recorded in short-term and long-term investments, by contractual maturity date as of August 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$3,738	$3,735
Due after one year through two years	4,874	4,871

Total	$8,612	$8,606

For the three and six months ended August 31, 2013, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of August 31, 2013, the Company did not consider any of its available-for-sale securities to be other-than-temporarily impaired.

(5) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the dates presented comprised the following (in thousands):

	August 31, 2013	February 28, 2013
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,562	$1,109
Other prepaid expenses and other current assets	1,572	1,103

	$3,134	$2,212

Software licenses, maintenance, services and insurance premiums financed through capital leases and notes payable included above aggregated $3,462,000 and $1,615,000 as of August 31, 2013 and February 28, 2013. Accumulated amortization on software licenses aggregated $792,000 and $344,000 as of August 31, 2013 and February 28, 2013. Amortization of software licenses held under capital leases and notes payable is included in software license expense. Prepaid maintenance and insurance are expensed over the term of the agreements.

	August 31, 2013	February 28, 2013
Property and equipment, net:
Software	$8,870	$8,543
Computer equipment	8,943	7,718
Leasehold improvements	485	484
Furniture and fixtures	149	119

	18,447	16,864
Less: accumulated depreciation and amortization	(15,219)	(14,426)

	$3,228	$2,438

Property and equipment financed through capital leases and notes payable included above aggregated $2,338,000 and $662,000 as of August 31, 2013 and February 28, 2013. Accumulated depreciation and amortization on these assets aggregated $422,000 and $100,000 as of August 31, 2013 and February 28, 2013.

	August 31, 2013	February 28, 2013
Accounts payable and accrued liabilities:
Accrued compensation costs	$6,762	$7,701
Trade accounts payable	3,405	1,582
Accrued taxes and other	2,433	1,486

	$12,600	$10,769

(6) Notes Payable and Capital Lease Obligations

The Company financed the purchase of certain equipment, software and related support and maintenance with notes payable and capital leases. The terms of the notes payable are from nine months to three years, and the notes bear interest at rates ranging from 3.03% to 13.13% per annum. The total principal payments remaining under the notes payable and capital lease obligations of $4,069,000 as of August 31, 2013 as follows (in thousands):

Fiscal year ending:
2014 (remaining 6 months)	$1,250
2015	1,997
2016	1,157

Total minimum lease payments	4,404
Less: amount representing interest	(335)

Present value of minimum lease payments	4,069
Less: current portion	(2,180)

Total, net of current portion	$1,889

(7) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company, or Seagate PLC. Seagate LLC, a wholly owned subsidiary of Seagate PLC (Seagate), is one of the Company’s customers and the Company received payments from Seagate of $242,000 and $484,000 for the three months ended August 31, 2013 and 2012, and $1,275,000 and $905,000 for the six months ended August 31, 2013 and 2012. The Company has outstanding receivable from Seagate of $1,550,000 and $1,031,000 as of August 31, 2013 and February 28, 2013.

(8) Commitments and Contingencies

Acquisition cost payable to seller, to be placed in an escrow

In accordance with the share purchase agreement for the acquisition of ICON, the Company will place in escrow $5,309,000 payable to ICON’s former shareholders. The amount in escrow will be released to ICON’s former shareholders on July 31, 2014, the escrow expiration date, net of claims arising during the escrow period. The Company and the former shareholders have not selected the escrow agent as of August 31, 2013.

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense was $632,000 and $459,000 for the three months ended August 31, 2013 and 2012, and $1,228,000 and $885,000 for the six months ended August 31, 2013 and 2012. Future minimum lease payments under noncancelable operating leases as of August 31, 2013 are as follows (in thousands):

Fiscal year ending:
2014 (remaining 6 months)	$1,246
2015	2,172
2016	1,678
2017	1,564
2018	1,449
Thereafter	540

Total minimum lease payments	$8,649

Several of the operating lease agreements require the Company to provide security deposits. As of August 31, 2013 and February 28, 2013, lease deposits totaled $420,000 and $335,000. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the condensed consolidated balance sheets.

Contingencies

From time to time, the Company is subject to contingencies that arise in the ordinary course of business. The Company records an accrual for a contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not currently believe the resolution of any such contingencies will have a material effect upon the Company’s financial position, results of operations or cash flows.

(9) Interest and other income (expense), net

Interest and other income (expense), net for the periods presented consisted of the following (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Interest income	$33	$7	$81	$7
Interest expense	(46)	(106)	(68)	(179)
Bank financing fees	(1)	(52)	(1)	(116)
Foreign exchange gains (losses)—realized and unrealized, net	10	(33)	(43)	192
Gains (losses) from foreign currency contracts—realized and unrealized, net	26	16	103	(172)
Other, net	9	(1)	10	4

	$31	$(169)	$82	$(264)

(10) Income Taxes

The Company records its interim provision for income taxes based on its estimated annual effective tax rate for the year. The income tax provision for the three months ended August 31, 2013 and 2012 was $35,000 and $32,000, and for the six months ended August 31, 2013 and 2012 was $74,000 and $75,000. The Company has incurred operating losses for most years since inception. As of February 28, 2013, it had net operating loss, or NOL, carryforwards for federal income tax purposes of $318,323,000, which begin to expire in fiscal 2023, and had NOL carryforwards for state income tax purposes of $100,320,000, which begin to expire in fiscal 2014. In order to utilize the NOLs, the Company must generate consolidated taxable income which can offset such carryforwards. The deferred tax asset associated with the NOLs is $93,992,000. As a result of those continuing losses, management has determined that insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for estimated federal alternative minimum taxes, state and foreign taxes, as well as income taxes in foreign jurisdictions. The Company’s effective tax rate differs from the statutory rate due primarily to valuation allowances on deferred taxes, state taxes, foreign taxes, and tax contingencies.

As of August 31, 2013, the Company has recorded a $3,689,000 noncurrent deferred tax liability in connection with the acquisition of ICON. The deferred tax liability represents primarily the tax effect of the difference between the estimated fair value of the acquired intangible assets and the tax basis ($0) of such assets. The estimated amount is determined by multiplying the difference by the German marginal tax rate of 29%.

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely. There is $813,000 of undistributed earnings of the Company’s foreign subsidiaries as of August 31, 2013. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

As of February 28, 2013, the total amount of gross unrecognized tax benefits was $4,500,000, of which $300,000, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of gross interest and penalties accrued was $68,000 as of February 28, 2013, and was classified as other noncurrent liabilities in the consolidated balance sheets. The Company believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. The Company is not currently under examination or audit by any taxing authorities. For the six months ended August 31, 2013, there has been no material change in the total amount or composition of the Company’s unrecognized tax benefits. The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2013 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2007 to 2013.

(11) Stock-based Compensation

Options and Awards Granted to Employees

In June 2012, the Board adopted the 2012 Stock Plan (2012 Plan), which was subsequently approved by the Company’s stockholders. Upon the completion of the IPO, all shares that were reserved under the 2003 Stock Plan but not issued were assumed by the 2012 Plan. No additional shares will be issued under the 2003 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units and performance shares. No awards under the 2012 Plan were granted prior to the Company’s IPO. As of August 31, 2013 and February 28, 2013, there were 5,819,041 and 5,112,830 shares of common stock reserved for issuance under the 2012 Plan.

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

Some options granted are immediately exercisable and any unvested portion of the shares acquired upon early exercise is subject to a right of repurchase by the Company upon the employee’s termination at the original purchase price. The right of repurchase lapses as the options vest, which is generally over the four-year vesting period of the related options. As of February 28, 2013, there were 18,761 shares exercised that were subject to repurchase. The $6,566 aggregate exercise price of the options subject to repurchase as of February 28, 2013 is recorded in other noncurrent liabilities and is amortized to equity as the options vest. As of August 31, 2013, all of the early-exercised options have vested.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Expected term (in years)	6.04	6.08	5.91	5.96
Expected stock price volatility	50.96%	50.0%	50.96% - 51.76%	50.0% - 55.0%
Risk-free interest rate	1.63% - 1.81%	0.9%	0.73% - 1.81%	0.9% - 1.3%
Expected dividend yield	—	—	—	—

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

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial performance requirements to be achieved by February 28, 2013, before vesting could occur. The vesting of these stock options was also dependent upon the employees’ continued employment after February 28, 2013. In March 2012, the Board of Directors approved a modification of the financial performance requirements. At the date of the modification, the Company determined that the achievement of the modified performance requirements was probable and, accordingly, compensation cost related to the modified awards of $149,000 was recorded in the condensed consolidated statement of operations for the three months ended May 31, 2012. Prior to this date, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on the then-current and expected operational results, it was not probable that the associated financial performance requirements would be achieved. The financial performance requirements were achieved by February 28, 2013. The unrecognized compensation cost related to these options is $1,368,000 as of August 31, 2013, and is being recognized over the remaining vesting term of three years from February 28, 2013.

In July 2013, the Company awarded 125,250 restricted stock units that are subject to certain financial performance requirements to be achieved by February 28, 2014, before vesting can occur. The vesting of these stock options is also dependent upon the employees’ continued employment after February 28, 2014. The Company determined that, based on current and expected achievement of the performance requirements, certain of these awards are probable of vesting. Accordingly, compensation cost related to the awards deemed probable of vesting amounting to $116,000 was recorded in the condensed consolidated statement of operations for the three and six months ended August 31, 2013. The unrecognized compensation cost related to the awards is $1,419,000 as of August 31, 2013, and is being recognized over the remaining vesting term of two years from September 1, 2013.

Stock Options:

Stock option activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining term
Balance of options outstanding, February 28, 2013	2,674,335	$4.59	8.00 years
Options granted	623,575	18.35
Options exercised	(565,808)	2.08
Options canceled and forfeited	(331,386)	4.68

Balance of options outstanding, August 31, 2013	2,400,716	8.75	8.25 years

Balance of options expected to vest as of February 28, 2013	2,485,050	4.41	7.94 years
Balance of options exercisable as of February 28, 2013	1,005,204	2.68	7.03 years
Balance of options expected to vest as of August 31, 2013	2,315,813	8.60	8.23 years
Balance of options exercisable as of August 31, 2013	766,623	4.91	7.36 years

The weighted average grant date fair value of the employee stock options granted during the three months ended August 31, 2013 and August 31, 2012 was $18.63 and $16, and for the six months ended August 31, 2013 and August 31, 2012 was $18.35 and $10.04.

The intrinsic values of employee stock options exercised during the three months ended August 31, 2013 and August 31, 2012 was $4,455,000 and $1,356,000, and for the six months ended August 31, 2013 and August 31, 2012 was $8,770,000 and $1,957,000. The intrinsic values of vested shares as of August 31, 2013 and February 28, 2013 were $11,743,000 and $17,168,000.

As of August 31, 2013, and February 28, 2013 the number of unvested options was 1,634,093 and 1,669,131.

As of August 31, 2013 and February 28, 2013, the Company had $7,173,000 and $5,370,000 of unrecognized compensation cost excluding estimated forfeitures, related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.64 years and 2.28 years.

Restricted Stock Units:

The RSU activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining term
Balance of awards outstanding, February 28 2013	118,500	$14.42	3.62 years
Awards granted	172,714	17.86
Awards released	—	—
Awards canceled and forfeited	(16,000)	16.61

Balance of awards outstanding, August 31, 2013	275,214	$16.45	2.46 years

Balance of awards expected to vest, February 28, 2013	92,136	$14.42	3.62 years
Balance of awards vested, February 28, 2013	—	$—	—
Balance of awards expected to vest, August 31, 2013	254,192	$16.45	2.46 years
Balance of awards vested, August 31, 2013	—	$—	—

The weighted average grant date fair value per share of the RSUs granted during the three months ended August 31, 2013 and August 31, 2012 was $19.26 and $0, and for the six months ended August 31, 2013 and August 31, 2012 was $17.86 and $0.

The intrinsic value of outstanding RSUs as of August 31, 2013 and February 28, 2013 was $5,568,000 and $2,342,000.

Total compensation expense for these awards recorded in the condensed consolidated statement of operations for the three months ended August 31, 2013 and August 31, 2012 was $260,000 and $0, and for the six months ended August 31, 2013 and August 31, 2012 was $390,000 and $0. As of August 31, 2013, none of the awards were vested or released. As of August 31, 2013 and February 28, 2013, the Company had $3,151,000 and $1,162,000 of unrecognized compensation expense related to these RSUs, which is expected to be recognized over a weighted average period of 2.46 years and 3.62 years.

Total share-based compensation:

Total compensation expense recorded for share-based payments for the three months ended August 31, 2013 and August 31, 2012 was $1,718,000 and $482,000, and for the six months ended August 31, 2013 and August 31, 2012 was $2,563,000 and $961,000. No compensation cost was capitalized during the three and six months ended August 31, 2013 and August 31, 2012.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Cost of revenue	$497	$142	$729	$263
Research and development	148	25	216	78
Sales and marketing	617	137	907	282
General and administrative	456	178	711	338

	$1,718	$482	$2,563	$961

(12) Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Net income (loss)	$(5,923)	$4,566	$(11,317)	$2,188

Basic shares:
Weighted average common shares outstanding	26,018	13,875	25,822	10,606

Diluted shares:
Weighted average common shares outstanding	—	13,875	—	10,606
Weighted average effect of dilutive stock options	—	1,671	—	1,640
Weighted average effect of convertible preferred stock	—	8,875	—	11,860

	26,018	24,421	25,822	24,106

Net income (loss) per share:
Basic	$(0.23)	$0.33	$(0.44)	$0.21

Diluted	$(0.23)	$0.19	$(0.44)	$0.09

The following outstanding shares, options, restricted stock units and warrants were excluded from the computation of diluted net income per share in the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Options to purchase common stock	1,275	27	1,375	13
Restricted stock units	235	—	185	—

(13) Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, net, accounts payable, payable to ICON shareholders, capital lease obligations and notes payable. Accounts receivable, net, accounts payable and payable to ICON shareholders are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents, investments and foreign currency forward contracts at fair value based on an exchange or exit price as defined by the authoritative guidance on fair value measurements which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. The Company estimates the fair value for capital lease obligations and notes payable by discounting the future cash flows of the lease and note payments.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of August 31, 2013 and February 28, 2013, are summarized as follows (in thousands):

	August 31, 2013				February 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$4,929	$—	$—	$4,929	$2,501	$—	$—	$2,501
Money market funds	2,095	—	—	2,095	3,879	—	—	3,879
Commercial paper	—	—	—	—	—	12,446	—	12,446
Short-term investments:
Commercial paper	—	—	—	—	—	12,323	—	12,323
Corporate debt securities	—	1,593	—	1,593	—	2,375	—	2,375
Asset backed securities	—	1,286	—	1,286	—	—	—	—
Mortgage backed securities	—	506	—	506	—	591	—	591
Municipal bonds	—	350		350	—	—	—	—
Other current assets:
Foreign currency forward contracts	—	—	—	—	—	4	—	4
Long-term investments:
Corporate debt securities	—	2,091	—	2,091	—	5,990	—	5,990
Asset backed securities	—	928	—	928	—	3,046	—	3,046
Mortgage backed securities	—	443	—	443	—	1,805	—	1,805
Municipal bonds	—	1,285	—	1,285	—	851	—	851
Common trust fund	—	109	—	109	—	—	—	—
Insurance Company Contract	—	15	—	15	—	—	—	—
Other noncurrent assets:
Certificate of deposit	16	—	—	16	16	—	—	16

Total assets	$7,040	$8,606	$—	$15,646	$6,396	$39,431	$—	$45,827

Liabilities:
Other current liabilities:
Foreign currency forward contracts	—	(170)	—	(170)	—	(158)	—	(158)

Total liabilities	$—	$(170)	$—	$(170)	$—	$(158)	$—	$(158)

The fair value of the Company’s Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair value of the Company’s Level 2 financial instruments are based on quoted market prices for comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company’s foreign currency forward contracts are valued using pricing models that use observable market inputs and, therefore, are classified as Level 2.

In fiscal 2013 and the six months ended August 31, 2013, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of August 31, 2013 and February 28, 2013 (in USD thousands, except average contract rate):

	August 31, 2013			February 28, 2013
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Euro	$5,935	1.3	$(63)	$7,322	1.3	$(146)
Malaysian Ringgit	(5,706)	3.1	(50)	(2,255)	3.1	(8)
British Pound	(973)	1.5	(57)	—	—	—

Total	$(744)		$(170)	5,067		$(154)

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(14) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Three months ended August 31, 2013		Three months ended August 31, 2012		Six months ended August 31, 2013		Six months ended August 31, 2012
	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable
Customer A	*	*	13%	13%	*	*	12%	13%
Customer B	*	*	28	*	*	*	22	*
Customer C	*	*	*	15	*	*	*	15
Customer D	*	17%	*	14	*	17%	*	14
Customer E	*	20	*	*	*	20	*	*

*	Indicates less than 10%

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Revenue by geographic region:
Americas	$15,058	$18,774	$27,557	$31,259
Europe	2,766	4,000	5,670	6,898
Asia	188	117	384	207

Total	$18,012	$22,891	$33,611	$38,364

Countries accounting for 10% or more of revenue were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
Revenue by country:
United States	79.2%	52.1%	77.2%	57.4%
Canada	*	29.9	*	24.1
United Kingdom	*	*	*	*

*	Indicates less than 10%

(15) Credit Facility

On October 7, 2013, the Company entered into a Business Financing Agreement for a revolving loan facility with a borrowing capacity of up to $20,000,000, with availability to be subject to a borrowing formula, and secured by the Company’s accounts receivable and contracted backlog. The revolving loan facility bears interest at a per annum rate equal to the Wall Street Journal prime rate minus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is a general obligation of the Company secured by the Company’s tangible and intangible assets, as well as a negative pledge whereby the Company agrees not to give any creditor a security interest on the Company’s intellectual property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) dated April 30, 2013 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,”, “predict”, “if”, “future”, “project,” “seek,” “should,” “target,” “will,” “would” and similar words and phrases, including the negatives of these terms, or other expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, research and development, economic and industry trends or trend analysis, expectations about seasonality, use of non-GAAP financial measures, operating expenses, taxes, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On July 30, 2013, we acquired icon-scm AG (“ICON”), a market leader in supply chain planning and collaboration, in a transaction valued at approximately $26.6 million in total consideration. We acquired assets of $15.9 million, including $12.9 million intangible assets, and assumed $15.1 million of liabilities. We recorded goodwill of approximately $25.8 million. The key factor attributable to the creation of goodwill by the transaction is that, by combining ICON’s integrated planning and analytics capabilities with the Company’s Business Network, the Company expands its market opportunity and solution portfolio, accelerates its product roadmap, and extends its position as the leader in the collaborative planning and execution space. As of the date of acquisition, the identifiable intangibles are comprised of developed technology of approximately $7.0 million and a customer relationship intangible of approximately $5.9 million. We intend to make additional investments outside of the United States in order to expand our geographic reach.

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

As of August 31, 2013, we had 329 customers, of which 101 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 228 customers purchase our network connectivity solutions directly. For the six months ended August 31, 2013, Enterprise Customers represented 99.4% of total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them four of the top five as designated in the Gartner Supply Chain Top 25. The E2open Business Network is a community comprised of our customers, over 37,000 unique registered trading partners and approximately 117,000 unique registered users.

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

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Sweden, Malaysia and Taiwan. For the three months ended August 31, 2013 and 2012, the percentage of our revenue generated outside of the United States was 20.8% and 47.9%. For the six months ended August 31, 2013 and 2012, the percentage of our revenue generated outside of the United States was 22.8% and 42.6%. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In 2011, we grew our sales team in Europe. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In fiscal 2013, we opened offices in Paris, France and Scandinavia, and continued to hire sales personnel in the United States, Europe and China. Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We intend to further enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
	(In thousands)
Revenue by type:
Subscriptions and support	$13,433	$11,131	$25,725	$20,945
Professional services	4,579	11,760	7,886	17,419

Total	$18,012	$22,891	$33,611	$38,364

Percentage of revenue by type:
Subscriptions and support	74.6%	48.6%	76.5%	54.6%
Professional services	25.4	51.4	23.5	45.4

Total	100.0%	100.0%	100.0%	100.0%

Subscriptions and Support . We offer on-demand software solutions, which enable our customers to have constant access to our solutions without the need to manage and support the software and associated hardware themselves. We house the hardware and software in third-party facilities, and provide our customers with access to the software applications, along with data security and storage, backup and recovery services, and solution support. We invoice our customers for subscriptions and support in advance for annual use of our software solutions.

Professional Services . Professional services revenue is derived primarily from fees for enabling services, including solution consulting and solution deployment. These services are sold in conjunction with the sale of our on-demand software solutions or on a standalone basis. We provide professional services both on a fixed fee and a time and materials basis, and invoice our customers in advance, monthly, or upon reaching project milestones.

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

Bookings, Billings and Backlog . We generally recognize subscription and support revenue from our customer agreements over the contractual term. For this reason, a significant portion of our revenue in any period will be from customer agreements signed in prior periods rather than new business activity signed during such period. In order to assess our business performance with metrics that more fully reflect current period business activity, we track bookings, billings and backlog. Bookings represent the full value of customer orders or contracts signed during a reporting period. The value of our bookings is impacted by new contracts, renewals, amendments and terminations. Billings represent invoices issued to customers during the period. Backlog represents the cumulative value of bookings existing at the end of the period less the cumulative amount billed to customers. Due to the seasonality of our sales, bookings and backlog fluctuate from quarter to quarter throughout the fiscal year.

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

The number of unique registered trading partners in the E2open Business Network increased from 35,302 as of February 28, 2013 to 37,048 as of August 31, 2013. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users . We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased from 108,846 as of February 28, 2013 to 117,212 as of August 31, 2013.

Key Financial Performance Measures

We monitor the key financial metrics set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “—Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
	(In thousands)
Revenue	$18,012	$22,891	$33,611	$38,364
Gross profit	$10,823	$17,229	$19,837	$27,010
Gross margin	60.1%	75.3%	59.0%	70.4%
Net income (loss) (1)	$(5,923)	$4,566	$(11,317)	$2,188
Adjusted EBITDA (1)	$(2,831)	$5,635	$(6,988)	$4,283
Operating cash flow	$(4,087)	$5,584	$(7,383)	$(6,407)
Free cash flow (2)	$(4,145)	$(5,977)	$(7,480)	$(7,454)

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other expense, net, provision for income taxes, depreciation and amortization, and stock-based compensation expense. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US generally accepted accounting principles, or GAAP.
(2)	Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. See “Free Cash Flow” below for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Gross Profit and Gross Margin. Gross profit and gross margin have been and will continue to be affected by a variety of factors, including the average sales price of our products, the mix of solutions sold, the mix of revenue between subscriptions and support and professional services, and our level of investment in operating infrastructure. Our gross profit and gross margin for the three months ended August 31, 2013 was $10.8 million, or 60.1% compared to $17.2 million, or 75.3% for the three months ended August 31, 2012, and our gross profit and gross margin for the six months ended August 31, 2013 was $19.8 million, or 59.0% compared to $27.0 million, or 70.4% for the six months ended August 31, 2012. We expect gross profit and gross margin to decline for fiscal 2014 compared to fiscal 2013 as we continue to invest in the enablement of partners to deploy our solutions.

Gross margin on subscriptions and support revenue was 80.3% and gross margin on professional services revenue was 2.0% for the three months ended August 31, 2013. Gross margin on subscriptions and support revenue was 79.9% and gross margin on professional services revenue was (8.3)% for the six months ended August 31, 2013. Gross margin on subscriptions and support revenue was 82.1% and gross margin on professional services revenue was 68.8% for the three months ended August 31, 2012. Gross margin on subscriptions and support revenue was 80.7% and gross margin on professional services revenue was 58.0% for the six months ended August 31, 2012. An increase in the proportion of our total revenue generated by sales of subscriptions and support for our on-demand software applications would increase our overall margins, due to the higher margins on subscriptions and support compared to professional services. Our gross margin may also fluctuate due to the timing of revenue recognition for our on-demand software solutions and services, since our cost of revenue is recognized as incurred whereas revenue on certain arrangements with customers is recognized over the contractual term. Additionally, while we invest in the growth of our deployment service capabilities through partner enablement, our professional services revenues and margins may decrease.

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

Management believes that it is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation, and non-core operational charges, such as other expense, net and acquisition-related expenses from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards, acquisitions or restructurings, as the case may be.

For the three months ended August 31, 2013, Adjusted EBITDA was $(2.8) million compared to $5.6 million for the three months ended August 31, 2012 and for the six months ended August 31, 2013, Adjusted EBITDA was $(7.0) million compared to $4.3 million for the six months ended August 31, 2012. The fluctuation in Adjusted EBITDA resulted primarily from our continued investment in research and development and sales and marketing, fluctuations in revenue as described in Results of Operations section, and executing our strategy to grow deployment service capabilities through partner enablement.

The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
	(In thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$(5,923)	$4,566	$(11,317)	$2,188
Interest and other expense (income), net	(31)	169	(82)	264
Provision for income taxes	35	32	74	75
Depreciation and amortization	579	386	983	795
Acquisition-related expenses	791	—	791	—
Stock-based compensation	1,718	482	2,563	961

Adjusted EBITDA	$(2,831)	$5,635	$(6,988)	$4,283

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

We have historically made significant investments in product development and in selling and marketing our solutions, resulting in net use of cash in operating activities since inception. Our free cash flow was $(4.1) million for the three months ended August 31, 2013, compared to $(6.0) million for the three months ended August 31, 2012, and our free cash flow was $(7.5) million for the six months ended August 31, 2013, compared to $(7.5) million for the six months ended August 31, 2012. The decrease in free cash flow was due primarily to increased investment in research and development, sales and marketing and deployment capacity. This is consistent with our strategy to expand our product offerings and customer base to help drive future revenue growth.

	Three Months Ended August 31,		Six Months Ended August 31,
	2013	2012	2013	2012
	(In thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(4,087)	$(5,584)	$(7,383)	$(6,407)
Capital expenditures	(58)	(393)	(97)	(1,047)

Free cash flow	$(4,145)	$(5,977)	$(7,480)	$(7,454)

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, and acquisition-related expenses.

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

Acquisition-related expense

Acquisition related expense consists of third-party accounting and legal service fees, salaries expenses, travel expenses and other personnel-related expenses incurred solely to prepare for and execute an acquisition.

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

Results of Operations

Revenue, Cost of Revenue and Gross Margin

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Revenue
Subscriptions and support	$13,433	$11,131	$2,302	20.7%	$25,725	$20,945	$4,780	22.8%
Professional services	4,579	11,760	(7,181)	(61.1)	7,886	17,419	(9,533)	(54.7)

Total revenue	18,012	22,891	(4,879)	(21.3)	33,611	38,364	(4,753)	(12.4)

Cost of revenue
Subscriptions and support	2,645	1,998	647	32.4	5,173	4,037	1,136	28.1
Professional services	4,486	3,664	822	22.4	8,543	7,317	1,226	16.8
Amortization of acquired intangibles	58	—	58	100.0	58	—	58	100.0

Total cost of revenue	7,189	5,662	1,527	27.0	13,774	11,354	2,420	21.3

Gross profit
Subscriptions and support	10,730	9,133	1,597	17.5	20,494	16,908	3,586	21.2
Professional services	93	8,096	(8,003)	(98.9)	(657)	10,102	(10,759)	(106.5)

Total gross profit	$10,823	$17,229	$(6,406)	(37.2)%	$19,837	$27,010	$(7,173)	(26.6)%

Gross margin (1)
Subscriptions and Support	79.9%	82.1%		(2.2)%	79.7%	80.7%		(1.0)%
Professional Services	2.0	68.8		(66.8)	(8.3)	58.0		(66.3)

Total gross margin	60.1%	75.3%		(15.2)%	59.0%	70.4%		(11.4)%

(1)	The table presents gross margin as a percentage of each component of revenue.

The table below sets forth the functional classification of stock-based compensation expense included in cost of revenue for the periods presented:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Subscriptions and support	$82	$40	$42	105.0%	$145	$74	$71	95.9%
Professional services	415	102	313	306.9	584	189	395	209.0

	$497	$142	$355	250.0%	$729	$263	$466	177.2%

Total revenue for the three months and six months ended August 31, 2013 was $18.0 million and $33.6 million. Subscriptions and support revenue and professional services revenue comprised 74.6% and 25.4% of total revenue, for the three months ended August 31, 2013. Subscriptions and support revenue and professional services revenue comprised 76.5% and 23.5% of total revenue, for the six months ended August 31, 2013.

Total revenue for the three months ended August 31, 2013 was $18.0 million compared to $22.9 million for the three months ended August 31, 2012. Total revenue for the three months and six months ended August 31, 2012 included $4.5 million of revenue accelerated from future periods associated with a contract amendment, which would have been recognized in the remainder of fiscal 2013 through fiscal 2015, absent the amendment.

Subscriptions and support revenue for the three months ended August 31, 2013 was $13.4 million compared to $11.1 million for the three months ended August 31, 2012, and $25.7 million for the six months ended August 31, 2013 compared to $20.9 million for the six months ended August 31, 2012. Subscription and support revenue for the three and six months ended August 31, 2012 included $0.7 million of revenue accelerated from future periods associated with a contract amendment, which would have been recognized in the remainder of fiscal 2013 through fiscal 2015, absent the amendment.

Professional services revenue for the three months ended August 31, 2013 was $4.6 million compared to $11.8 million for the three months ended August 31, 2012, and $7.9 million for the six months ended August 31, 2013 compared to $17.4 million for the six months ended August 31, 2012. Professional services revenue for the three months ended August 31, 2012 included $3.8 million of revenue accelerated from future periods associated with a contract amendment, which would have been recognized in the remainder of fiscal 2013 through fiscal 2015, absent the amendment.

Total revenue for the three months ended August 31, 2013 was $18.0 million compared to $22.9 million for the three months ended August 31, 2012. The decrease was due primarily to the $4.5 million of revenue associated with a contract amendment in the three months ended August 31, 2012 that was accelerated from future periods. Apart from the impact of the aforementioned revenue acceleration, there was $2.5 million of sales to new customers, offset by a $2.9 million decrease in revenue from existing customers for the three months ended August 31, 2013. Subscriptions and support revenue from existing customers increased $1.7 million; professional services revenue decreased $4.6 million due primarily to the impact of the aforementioned contract amendment, timing of deployments and revenue recognition. Revenue for the three months ended August 31, 2013 included $0.2 million of subscriptions and support revenue and $0.8 million of professional services revenue attributable to the acquisition of ICON. The increase in subscriptions and support revenue and decrease in professional services revenue is in line with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions.

For the three months ended August 31, 2013, we had no customer that accounted for more than 10% of revenue. For the three months ended August 31, 2012, we had two customers, RIM and Vodafone, that each accounted for more than 10% of revenue. For the three months ended August 31, 2013, revenue attributable to customers headquartered in the United States accounted for 79.2% of total revenue. For the three months ended August 31, 2012, revenue attributable to customers headquartered in Canada and the United States each accounted for more than 10% of total revenue.

Total revenue for the six months ended August 31, 2013 was $33.6 million compared to $38.4 million for the six months ended August 31, 2012. The decrease was due primarily to the $4.5 million of revenue associated with a contract amendment in the six months ended August 31, 2012 that was accelerated from future periods. Apart from the impact of the aforementioned revenue acceleration, there was $4.0 million of sales to new customers, offset by a $4.3 million decrease in revenue from existing customers for the three months ended August 31, 2013. Subscriptions and support revenue from existing customers increased $3.4 million; professional services revenue decreased $7.7 million due primarily to the impact of the aforementioned contract amendment, timing of deployments and revenue recognition. Revenue for the six months ended August 31, 2013 included $0.2 million of subscriptions and support revenue and $0.8 million of professional services revenue attributable to the acquisition of ICON. This increase in subscriptions and support revenue and decrease in professional services revenue is in line with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions.

For the six months ended August 31, 2013, we had no customer that accounted for more than 10% of revenue. For the six months ended August 31, 2012, we had two customers, RIM and Vodafone, that each accounted for more than 10% of revenue. For the six months ended August 31, 2013, revenue attributable to customers headquartered in the United States accounted for 77.2% of total revenue. For the six months ended August 31, 2012, revenue attributable to customers headquartered in Canada and the United States each accounted for more than 10% of total revenue.

Total cost of revenue fluctuates period-to-period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

Total cost of revenue increased $1.5 million, or 27.0%, for the three months ended August 31, 2013 compared to the three months ended August 31, 2012. The increase in total cost of revenue was attributable primarily to a $1.0 million increase in employee-related expenses driven by increased headcount, an increase of $0.3 million in fees paid to third-party contractors, and a $0.3 million increase in software and hardware maintenance costs.

Total cost of revenue increased $2.4 million, or 21.3%, for the six months ended August 31, 2013 compared to the six months ended August 31, 2012. The increase in total cost of revenue was attributable primarily to a $2.3 million increase in employee-related expenses driven by increased headcount.

Gross margin is impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements over the contractual term or only upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

Total gross profit decreased $6.4 million, or 37.2%, for the three months ended August 31, 2013 compared to the three months ended August 31, 2012, and gross margin declined from 75.3% to 60.1%. The decrease in gross profit and margin reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions for fiscal 2014.

Total gross profit decreased $7.2 million, or 26.6%, for the six months ended August 31, 2013 compared to the six months ended August 31, 2012, and gross margin declined from 70.4% to 59.0%. The decrease in gross profit and margin reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions for fiscal 2014.

Operating Expenses

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Operating expenses
Research and development	$4,533	$3,557	$976	27.4%	$8,606	$7,649	$957	12.5%
Sales and marketing	8,752	6,628	2,124	32.0	16,651	12,775	3,876	30.3
General and administrative	2,641	2,277	364	16.0	5,089	4,059	1,030	25.4
Acquisition-related expenses	791	—	791	100.0	791	—	791	100.0
Amortization of acquired intangibles	25	—	25	100.0	25	—	25	100.0

Total operating expenses	$16,742	$12,462	$4,280	34.3%	$31,162	$24,483	$6,679	27.3%

The table below sets forth the functional classification of stock-based compensation expense for the periods presented:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Research and development	$148	$25	$123	492.0%	$216	$78	$138	176.9%
Sales and marketing	617	137	480	350.4	907	282	625	221.6
General and administrative	456	178	278	156.2	711	338	373	110.4

	$1,221	$340	$881	259.1%	$1,834	$698	$1,136	162.8%

Research and Development

Research and development expense increased $1.0 million, or 27.4%, for the three months ended August 31, 2013 compared to the three months ended August 31, 2012. The increase was attributable to an increase in employee-related costs. As a percentage of revenue, research and development expense was 25.2% for the three months ended August 31, 2013 and 15.5% for the three months ended August 31, 2012.

Research and development expense increased $1.0 million, or 12.5%, for the six months ended August 31, 2013 compared to the six months ended August 31, 2012. The increase was attributable to an increase of $0.8 million in employee-related costs. As a percentage of revenue, research and development expense was 25.6% for the six months ended August 31, 2013 and 19.9% for the six months ended August 31, 2012.

Sales and Marketing

Sales and marketing expense increased $2.1 million, or 32.0%, for the three months ended August 31, 2013 compared to the three months ended August 31, 2012. The increase was attributable to an increase in employee-related costs as we continue to expand our field sales organization globally. Average headcount in sales and marketing increased from 81 for the three months ended August 31, 2012 to 101 for the three months ended August 31, 2013.

Sales and marketing expense increased $3.9 million, or 30.3%, for the six months ended August 31, 2013 compared to the six months ended August 31, 2012. The increase was attributable to an increase in employee-related costs as we continue to expand our field sales organization globally. Average headcount in sales and marketing increased from 76 for the six months ended August 31, 2012 to 92 for the six months ended August 31, 2013.

Total sales and marketing headcount increased by 30.9% from 81 as of August 31, 2012 to 106 as of August 31, 2013. As a percentage of revenue, sales and marketing expense increased from 29.0% and 33.3% for the three and six months ended August 31, 2012 to 48.6% and 49.5% for the three and six months ended August 31, 2013 reflecting our investment in sales and marketing to drive revenue growth.

General and Administrative

General and administrative expense increased $0.4 million, or 16.0%, for the three months ended August 31, 2013 compared to the three months ended August 31, 2012. The increase was driven by a $0.3 million increase in employee-related expense resulting from increased headcount to support the growth of the business and the infrastructure required to support a public company. As a percentage of revenue, general and administrative expense was 9.9% for the three months ended August 31, 2012 and 14.7% for the three months ended August 31, 2013.

General and administrative expense increased $1.0 million, or 25.4%, for the six months ended August 31, 2013 compared to the six months ended August 31, 2012. The increase was driven primarily by a $0.7 million increase in employee-related expense resulting from increased headcount to support the growth of the business and the infrastructure required to support a public company, $0.2 million increase in facilities expense and $0.1 million increase in third-party professional fees. As a percentage of revenue, general and administrative expense was 10.6% for the six months ended August 31, 2012 and 15.1% for the six months ended August 31, 2013.

Acquisition- related Expense

Acquisition-related expense was $0.8 million for the three months and six months ended August 31, 2013, and there was no acquisition-related expense for the three months and six months ended August 31, 2012. This expense comprised third-party accounting and legal service fees, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisition of ICON. As a percentage of revenue, acquisition related expense was 4.4% for the three months ended August 31, 2013 and 2.4% for the six months ended August 31, 2013.

Liquidity and Capital Resources

	Six Months Ended August 31,
	2013	2012
	(In thousands)
Cash and cash equivalents at the end of the period	$12,949	$29,479
Net cash used in operating activities	(7,383)	(6,407)
Net cash provided by (used in) investing activities	7,038	(15,355)
Net cash provided by (used in) financing activities	(6,959)	41,046

As of August 31, 2013, we had total cash, cash equivalents, short-term and long-term investments of $21.6 million, including cash and cash equivalents of $12.9 million, and short-term investments in available for sale debt securities of $3.7 million. As of August 31, 2013, we also had $4.9 million of long-term investments in available for sale debt securities.

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

Net cash used in operating activities was $7.4 million for the six months ended August 31, 2013. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $(11.3) million net loss adjusted by non-cash stock-based compensation of $2.6 million, depreciation and amortization of $1.0 million and other non-cash charges of $0.1 million. This was offset by $0.2 million provided by the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in accounts receivable of $10.6 million due to the timing of collections from customers, increase in accounts payable and accruals of $0.8 million due to timing of payments to our suppliers, and an increase in other noncurrent liabilities due to deferred rent of $0.5 million. This was offset by a decrease in deferred revenue of $11.0 million as a consequence of the recognition of revenue for the six months ended August 31, 2013 associated with cash collected in previous periods and an increase in prepayments and other current assets of $0.7 million associated with prepayment for software and hardware maintenance expense and other receivables.

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

Net cash provided by investing activities for the six months ended August 31, 2013 was $7.0 million, which was comprised primarily of $28.9 million in proceeds from the sale and maturities of investments in available-for-sale securities, offset by $11.5 million net payment for acquisition of ICON and $10.4 million for the purchase of investments in available-for-sale securities.

Net cash used in investing activities for the six months ended August 31, 2012 was $15.4 million, which was comprised primarily of $14.3 million purchase of investments in available for sale securities, and $1.0 million of capital expenditures.

Financing Cash Flow

Net cash used in financing activities for the six months ended August 31, 2013 was $7.0 million, which was comprised of $7.1 million payment of debt assumed from ICON, net payments of $0.9 million on our notes payable and capital lease obligation and $0.2 million of net payments under our credit facility, offset by $1.2 million in proceeds received from the exercise of stock options.

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

Our Indebtedness

We maintained a credit facility with Bridge Bank, National Association (Bridge Bank), which has provided us revolving lines of credit and term loans. The total borrowing limit under the credit facility was $26.8 million, subject to borrowing base limitations. In August 2012, we paid in full all of our outstanding borrowings under the lines of credit and the term loan. The revolving line of credit expired effective August 14, 2012 and the term loan facility was cancelled effective September 10, 2012. On October 7, 2013 the Company entered into a Business Financing Agreement for a revolving loan facility with a borrowing capacity of up to $20,000,000, with availability to be subject to a borrowing formula, and secured by the Company’s accounts receivable and contracted backlog. The revolving loan facility bears interest at a per annum rate equal to the Wall Street Journal “prime rate” minus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is a general obligation of the Company secured by the Company’s tangible and intangible assets, as well as a negative pledge whereby the Company agrees not to give any creditor a security interest on the Company’s intellectual property.

Our wholly-owned subsidiary in Germany maintains credit facilities with three local banks used primarily to fund working capital. The total amount available under the credit facilities is approximately $1,985,000 (€1,500,000). As of August 31, 2013, the total outstanding balance borrowed under the credit facilities is approximately $1,173,000, and it is included in accounts payable and accrued liabilities in the balance sheets.

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our line of credit discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations:

	As of August 31, 2013
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Notes payable (1)	$473	$237	$236	$—
Capital lease obligations (1)	3,596	881	2,715	—
Operating lease obligations (2)	8,649	1,246	3,850	3,553
Acquisition payable to seller (4)	5,309	—	5,309	—
Tax contingencies (3)	—	—	—	—

Total contractual obligations	$18,027	$2,364	$12,110	$3,553

(1)	In fiscal 2013 and the six months ended August 31, 2013, we financed the purchase of certain software licenses and related support and maintenance, and payments of insurance premiums with notes payable and capital leases. The term of the notes and capital leases range from nine months to three years, and bear interest ranging from 3.03% to 13.13%.
(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2018.
(3)	As of February 28, 2013, we had gross unrecognized tax benefits of $4.5 million and an additional $0.1 million for gross interest and penalties classified as other noncurrent liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.
(4)	In accordance with the share purchase agreement for the acquisition of ICON, we are contractually obliged to place in escrow $5.3 million payable to ICON’s former shareholders. The amount in escrow will be released to ICON’s former shareholders on July 31, 2014, the escrow expiration date, net of claims arising during the escrow period.

Off-Balance Sheet Arrangements

During the six months ended August 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. Our critical accounting policies and estimates include those related to:

•	revenue recognition;

•	income taxes;

•	stock-based compensation;

•	impairment of goodwill and other long-lived assets; and

•	valuation of acquired intangibles;

We previously did not consider the valuation of acquired intangibles and impairment of goodwill and other long-lived assets as critical estimates because these were historically not material to the financial statements in the prior years. Except for the valuation of acquired intangibles and impairment of goodwill and other long-lived assets, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K dated April 30, 2013 as filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is a result primarily of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We had cash, cash equivalents and investments in available for sale instruments of $21.6 million as of August 31, 2013 and $47.2 million at February 28, 2013.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use a professional investment management firm to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of August 31, 2013 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro, the Malaysian Ringgit and the British Pound. For the six months ended August 31, 2013 and the year ended February 28, 2013, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of August 31, 2013 and February 28, 2013.

	As of August 31, 2013			As of February 28, 2013
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$5,935	1.3	$(63)	$7,322	1.3	$(146)
Malaysian Ringgit	(5,706)	3.1	(50)	(2,255)	3.1	(8)
British Pound	(973)	1.5	(57)	—	—	—

Total	$(744)		$(170)	$5,067		$(154)

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

	As of August 31, 2013
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$5,342	$5,638	$5,935	$6,232	$6,529
Malaysian Ringgit	(5,135)	(5,421)	(5,706)	(5,991)	(6,277)
British Pound	(876)	(924)	(973)	(1,022)	(1,070)

	As of February 28, 2013
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$6,590	$6,956	$7,322	$7,688	$8,054
Malaysian Ringgit	(2,029)	(2,142)	(2,255)	(2,367)	(2,480)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

We have incurred operating losses in the past and may incur operating losses in the future.

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of August 31, 2013 and February 28, 2013, we had an accumulated deficit of $352.5 million and $341.2 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

To enable anticipated growth of product subscriptions, we intend to utilize partners to provide integration and deployment services. This strategy depends upon successful marketing to and recruitment of partners. It also assumes successful training and transfer of the knowledge and skills required to deploy system integration and software functionality. We cannot assure the recruitment of sufficient partners to meet anticipated demand or that those partners who are recruited can be made effective substitutes for internal professional services resources.

We derive a significant portion of our revenue from a relatively small number of customers, and our growth depends on our ability to retain existing customers and add new customers.

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For example, RIM may terminate its agreement with us upon 90 days written notice. For the six months ended August 31, 2013, our top ten customers accounted for 58.4% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

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

Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues U.S. federal budget issues and the availability of credit have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad. This in turn has resulted in reductions in IT spending by some of our customers.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. For the six months ended August 31, 2013, our employee headcount grew from 379 to 454. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

In North America, we host our solutions in Equinix co-location facilities in Sunnyvale and San Jose, California and a suburb of Chicago, Illinois. Exostar hosts our solutions for the aerospace and defense industry in third-party data centers and with third-party internet service providers outside of Washington, D.C. All of our solutions reside on hardware owned or leased and operated by us and Exostar in these locations. In China, we host our solutions in a data center in Shanghai operated by Shanghai Telecom. Our operations depend on the protection of the equipment and information we store in these third-party data centers and which third-party internet service providers transmit against damage or service interruptions that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers from whom we receive recurring revenue or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

Our strategy has included and will continue to include pursuing acquisitions and our potential inability to successfully integrate newly-acquired companies or businesses may adversely affect our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their businesses. We recently completed the acquisition of ICON, our largest transaction to date. Our acquisitions, including ICON, entail a high degree of risk and may not generate the financial returns we expect. Any acquisitions we complete will give rise to risks, including:

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

We expect that the consideration we might pay for any future acquisitions of companies or technologies could include stock, rights to purchase stock, cash or some combination of the foregoing. In July 2013, we issued 451,593 shares of our common stock as partial consideration in connection with the acquisition of ICON. If we issue stock or rights to purchase stock in connection with future acquisitions, net income (loss) per share and then-existing holders of our common stock may experience dilution.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the six months ended August 31, 2013, we spent $8.6 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

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

Our revenue from subscriptions to our software and software-related support services accounted for approximately 76.5% of our total revenue for the six months ended August 31, 2013. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three to five years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 36.0% of our total revenue for the fiscal year ended February 28, 2013 and 22.8% of our total revenue for the six months ended August 31, 2013. The decrease was due to revenue associated with a contract amendment that was accelerated into the three months ended August 31, 2012, which would have been recognized in the remainder of fiscal 2013 through fiscal 2015 as discussed in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, and timing of deployment of professional services. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, certain holders of our shares of common stock will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to a registration rights agreement between such holders and us and pursuant to the acquisition agreement between us and ICON. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our common stock could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

As of August 31, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 28.0% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

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

On July 30, 2013, the Company issued 451,593 shares of Company common stock in connection with the acquisition of ICON, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Regulation S under the Securities Act. See Note 3, “Acquisition,” of Notes to Condensed Consolidated Financial Statements for further details on the transaction.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 10, 2013	E2OPEN, INC.

	By:	/s/ Mark E. Woodward
Mark E. Woodward
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 10, 2013	By:	/s/ Peter J. Maloney
Peter J. Maloney
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Share Purchase Agreement between ICON-SCM AG and the Company, dated July 30, 2013.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1* (1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise are not subject to liability under these sections.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended.