Form 10-Q
period 2013-11-30
E2open Inc
filed 2014-01-09
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

There were 26,618,443 shares of the registrant’s Common Stock issued and outstanding as of December 31, 2013.

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

E2OPEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	November 30, 2013	February 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$12,381	$20,262
Short-term investments	—	15,289
Accounts receivable, net of allowance of $74 and $55	21,490	20,670
Prepaid expenses and other current assets	3,189	2,212

Total current assets	37,060	58,433
Long-term investments	384	11,692
Goodwill	24,769	—
Intangible assets, net	12,040	—
Property and equipment, net	3,469	2,438
Other assets	1,006	905

Total assets	$78,728	$73,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,324	$10,769
Deferred revenue	34,249	39,789
Acquisition payable to seller	5,442	—
Current portion of notes payable and capital lease obligations	2,927	849

Total current liabilities	54,942	51,407
Deferred revenue	2,222	1,898
Notes payable and capital lease obligations, net of current portion	2,142	562
Deferred tax liability	3,440	—
Other noncurrent liabilities	1,022	508

Total liabilities	63,768	54,375

Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value. 100,000,000 authorized shares, 26,614,212 and 25,424,361 shares issued and outstanding as of November 30, 2013 and February 28, 2013	27	25
Additional paid-in capital	374,780	360,280
Accumulated other comprehensive income (loss)	47	(17)
Accumulated deficit	(359,894)	(341,195)

Total stockholders’ equity	14,960	19,093

Total liabilities and stockholders’ equity	$78,728	$73,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Revenue
Subscriptions and support	$14,400	$11,215	$40,125	$32,160
Professional services and other	3,860	7,748	11,746	25,167

Total revenue	18,260	18,963	51,871	57,327

Cost of revenue
Subscriptions and support	2,769	2,175	7,942	6,212
Professional services and other	4,309	3,691	12,852	11,008
Amortization of acquired intangibles	408	—	466	—

Total cost of revenue	7,486	5,866	21,260	17,220

Gross profit
Subscriptions and support	11,223	9,040	31,717	25,948
Professional services and other	(449)	4,057	(1,106)	14,159

Total gross profit	10,774	13,097	30,611	40,107

Operating expenses:
Research and development	5,099	3,621	13,705	11,270
Sales and marketing	9,683	7,393	26,334	20,168
General and administrative	2,413	2,050	7,502	6,109
Acquisition-related expenses	340	—	1,131	—
Amortization of acquired intangibles	369	—	394	—

Total operating expenses	17,904	13,064	49,066	37,547

Income (loss) from operations	(7,130)	33	(18,455)	2,560
Interest and other income (expense), net	(461)	(53)	(379)	(317)

Income (loss) before income taxes	(7,591)	(20)	(18,834)	2,243
Benefit from (provision for) income taxes	209	(62)	135	(137)

Net income (loss)	$(7,382)	$(82)	$(18,699)	$2,106

Net income (loss) per share:
Basic	$(0.28)	$—	$(0.72)	$0.13

Diluted	$(0.28)	$—	$(0.72)	$0.08

Weighted average shares used to compute net income (loss) per share:
Basic	26,545	25,021	26,061	16,243

Diluted	26,545	25,021	26,061	25,882

Other comprehensive income (loss), net:
Net unrealized gains (losses) on investments during the period	24	6	(15)	5
Less: reclassification adjustment for losses (gains) included in income	(5)	—	14	—

Net unrealized gains (losses) on investments	19	6	(1)	5
Net foreign currency translation gains (losses)	71	(7)	65	(31)

Total other comprehensive income (loss), net	90	(1)	64	(26)

Total comprehensive income (loss)	$(7,292)	$(83)	$(18,635)	$2,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(18,699)	$2,106
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,009	1,571
Depreciation and amortization	2,312	1,196
Other	(80)	245
Changes in operating assets and liabilities:
Accounts receivable, net	454	(3,472)
Prepaid expenses and other current assets	(608)	628
Accounts payable and accrued liabilities	3,100	1,521
Deferred revenue	(6,370)	(8,828)
Other noncurrent liabilities	476	(62)

Net cash used in operating activities	(15,406)	(5,095)

Cash flows from investing activities:
Capital expenditures	(165)	(1,117)
Purchase of marketable securities	(10,465)	(28,414)
Proceeds from sale and maturities of marketable securities	37,242	3,271
Payments for acquisition, net of cash acquired	(11,489)	—
Other assets	67	26

Net cash provided by (used in) investing activities	15,190	(26,234)

Cash flows from financing activities:
Proceeds from bank credit facilities	2,518	30,300
Repayments of bank credit facilities	(3,346)	(39,950)
Repayments of notes payable and capital lease obligations	(1,533)	(1,895)
Repayment of debt assumed from acquired company	(7,126)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	52,313
Payments of deferred initial public offering costs	—	(2,410)
Proceeds from exercise of common share options	1,821	170
Proceeds from exercise of warrants	—	700
Other	(17)	(3)

Net cash provided by (used in) financing activities	(7,683)	39,225

Effect of exchange rate changes on cash and cash equivalents	18	(31)

Net increase (decrease) in cash and cash equivalents	(7,881)	7,865
Cash and cash equivalents at beginning of period	20,262	10,219

Cash and cash equivalents at end of period	$12,381	$18,084

Supplemental cash flow information:
Cash paid during the period:
Interest	$143	$208

Income taxes	$121	$119

Noncash financing and investing activities:
Property, equipment and software acquired under notes payable and capital leases	$2,072	$73

Prepaid software, maintenance and services acquired under notes payable and capital leases	$2,919	$982

Automatic conversion of preferred stock to common stock in connection with IPO	$—	$84,191

Issuance of common stock in connection with acquisition	$8,849	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Business Description

E2open, Inc. and subsidiaries (the “Company”), a Delaware corporation, was incorporated in September 2003. The Company provides cloud-based, on-demand software solutions delivered on an integrated platform that enables companies to collaborate with their trading partners to procure, manufacture, sell and distribute products more efficiently. The Company’s customers depend on outsourced manufacturing strategies and complex trading networks to compete in today’s global economy. They use the Company’s solutions to gain visibility into and control over their trading networks. The Company’s solutions enable its customers and their trading partners to overcome problems arising from communications across disparate systems by offering a reliable source of data, processes and analytics, which its customers rely on as the single version of the truth. The Company’s solutions empower its customers to manage demand they cannot predict and supply they do not control.

The Company acquired ICON-SCM AG (“ICON”) on July 30, 2013 (see note 3 to the condensed consolidated financial statements).

The Company’s corporate headquarters are located in Foster City, California, with additional offices in San Jose, California, Austin and Dallas, Texas, China, Finland, France, Germany, Malaysia, Taiwan and the United Kingdom.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheets as of November 30, 2013 and February 28, 2013, the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of cash flows for the nine months ended November 30, 2013 and 2012, and the related notes are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended November 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or any other period.

Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013. There have been no changes in the Company’s significant accounting policies during the nine months ended November 30, 2013 compared to such policies described in the audited consolidated financial statements included in Company’s Annual Report on Form 10-K for year ended February 28, 2013 except for the adoption of the following policies in connection with the acquisition of ICON:

Acquisition-related Expenses — Acquisition-related expenses consist of third-party accounting and legal service fees, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisition of a business or an asset group.

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. The Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to significant adverse change in customer demand or business climate, obsolescence of acquired technology and related competitive considerations.

The Company performs the goodwill impairment test in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). The guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company did not record any charges related to goodwill impairment for the three and nine months ended November 30, 2013.

Intangible assets — Intangible assets are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, generally 5 years. Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Critical estimates in valuing the intangible assets include, but are not limited to, forecasts of the expected future cash flows attributable to the respective assets, anticipated growth in revenue from the acquired customer and product base, and the expected use of the acquired assets.

Accounting Updates

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The FASB issued ASU 2013-02 to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of accumulated other comprehensive income (“AOCI”) in financial statements. ASU 2013-02 requires an entity to provide information about amounts reclassified out of AOCI by component. In addition, an entity must present either on the face of the income statement or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The reclassifications out of AOCI, and related tax impact, are not material to the Company’s condensed consolidated results of operations or financial position.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Such estimates include the allowance for doubtful accounts receivable, deferred tax asset valuation allowance, unrecognized tax benefits, fair value of acquired tangible and intangible assets, useful lives of tangible and intangible assets, potential impairment of goodwill or other long-lived assets, accrued liabilities, loss contingencies and stock-based compensation amortization periods and forfeiture rates. Actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue primarily from the sale of subscriptions and support and professional services.

Subscriptions and Support. The Company offers on-demand software solutions, which enable its customers to have constant access to its solutions without the need to manage and support the software and associated hardware themselves. The Company houses the hardware and software in third-party facilities, and provides its customers with access to the software solutions, along with data security and storage, backup and recovery services and solution support. The Company’s customer contracts typically have terms of three to five years. The Company invoices its customers for subscriptions and support in advance for annual use of the software solutions. The Company’s payment terms typically require customers to pay within 30 to 90 days from the invoice date.

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

The Company enters into arrangements with multiple elements, comprising subscriptions and support and professional services. Arrangements with customers typically do not provide the customer with the right to take possession of the software supporting the on-demand solutions. The Company commences revenue recognition when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the customer is fixed or determinable, and collectability of the fees is reasonably assured.

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

The Company accounts for subscriptions and support and professional services revenue as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. As the Company has been unable to establish vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) for the elements of its arrangements, the Company determines the best estimated selling price (“BESP”) for each element primarily by considering prices the Company charges for similar offerings, size of the order and historical pricing practices. Revenue allocated to subscriptions and support is recognized over the contractual term. Professional services revenue sold on a fixed fee basis is recognized either under the proportional performance method of accounting using estimated labor hours, or upon acceptance of the services. Revenue from professional services sold on a time and material basis is recognized as services are delivered.

The Company acquired ICON on July 30, 2013. Historically, ICON sold perpetual or term licenses and related post-contract support (“PCS”) and professional services. During the post-acquisition period through November 30, 2013, revenue recognized from legacy ICON revenue arrangements represented primarily post-contract support or professional services.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which consist principally of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any long-lived asset impairment charges during the three and nine months ended November 30, 2013 and 2012.

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

Transaction costs of $0.3 million and $1.1 million for the three and nine months ended November 30, 2013 associated with the acquisition of ICON were expensed as incurred and presented as Acquisition-related expenses as a part of operating expenses in the condensed consolidated statements of operations.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. The excess of the fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

The Company accounted for the ICON acquisition under the purchase method of accounting as a business combination. The following table summarizes the preliminary estimates of fair values of the assets and liabilities assumed at the acquisition date based on the preliminary purchase price allocation. The Company is in the process of validating and refining the assumptions and estimates required in establishing the fair values of the identifiable assets and liabilities, including identifiable intangible assets. During the three months ended November 30, 2013, the Company adjusted goodwill associated with the ICON acquisition by $0.9 million from $25.7 million to $24.8 million. The adjustment was attributable to the reduction of pre-acquisition accrued liabilities identified during this period. The final purchase price allocation may differ from the preliminary amounts disclosed below (in thousands):

Cash and cash equivalents	$923
Accounts receivable	1,274
Prepaid expenses and other current assets	247
Long-term investments	354
Property and equipment	61
Identifiable intangible assets	12,900
Other assets	227

Total identifiable assets acquired	15,986
Accounts payable and accrued liabilities	(2,169)
Deferred revenue	(1,154)
Convertible bond and long-term debt	(7,126)
Deferred tax liability	(3,689)
Other noncurrent liabilities	(47)

Total liabilities assumed	(14,185)

Net identifiable assets acquired	1,801
Goodwill	24,769

Total consideration	$26,570

The key factor attributable to the creation of goodwill by the transaction is that, by combining ICON’s integrated planning and analytics capabilities with the Company’s Business Network, the Company expands its market opportunity and solution portfolio, accelerates its product roadmap, and extends its position as the leader in the collaborative planning and execution space.

As of the date of acquisition, the identifiable intangibles comprise developed technology valued at approximately $7.0 million and customer relationships valued at approximately $5.9 million and are being amortized over the estimated useful life of 5 years. The amortization for the nine months ended November 30, 2013 is $0.9 million.

ICON’s results of operations have been included in our condensed consolidated financial statements subsequent to the date of acquisition. Revenue recognized attributable to the acquisition of ICON was $2.2 million for the period from the acquisition date of July 30, 2013 through November 30, 2013. Immediately following the acquisition, ICON’s operations in the United States were merged into the Company’s operations; as such, the standalone ICON post-acquisition results of operations are not readily determinable. The unaudited pro forma Revenue and Net Loss for the nine months ended November 30, 2013 presented below combine the consolidated results of the Company and ICON giving effect to the acquisition of ICON as if it had been completed on March 1, 2012, the beginning of the annual reporting period prior to the year of acquisition. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of March 1, 2012. The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of ICON’s amortizable assets acquired in the transaction, adjustment to operating expense to reflect acquisition-related costs, adjustments to net interest expense based upon settlement of debt assumed upon acquisition, and adjustments to net income to reflect the decrease of interest income arising from the reduction of investments in available-for-sale securities. The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

(in thousands, except per share data)	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012
Pro forma revenue	$55,631	$65,750
Pro forma net loss	(21,256)	(4,033)
Pro forma net loss per share:
Basic	(0.81)	(0.24)
Diluted	(0.81)	(0.24)

(4) Cash and investments

The following table presents cash, cash equivalents and available-for-sale securities for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of November 30, 2013:
Cash	$2,379	$—	$—	$2,379
Cash equivalents:
Money market accounts	10,001	—	—	10,001
Money market funds	1	—	—	1

Total cash and cash equivalents	$12,381	$—	$—	$12,381

Long-term investments:
Corporate debt securities	242	7	—	249
Common trust fund	113	6	—	119
Insurance company contract	15	1	—	16

Total long-term investments	$370	$14	$—	$384

Total	$12,751	$14	$—	$12,765

As of February 28, 2013:
Cash	$1,436	$—	$—	$1,436
Cash equivalents:
Money market accounts	2,501	—	—	2,501
Money market funds	3,879	—	—	3,879
Commercial paper	12,445	1	—	12,446

Total cash and cash equivalents	$20,261	$1	$—	$20,262

Short-term investments:
Commercial paper	12,322	1	—	12,323
Corporate debt securities	2,373	2	—	2,375
Mortgage-backed securities	594	—	(3)	591

Total short-term investments	$15,289	$3	$(3)	$15,289

Long-term investments:
Corporate debt securities	5,981	10	(1)	5,990
Asset-backed securities	3,044	2	—	3,046
Mortgage-backed securities	1,803	5	(3)	1,805
Municipal debt securities	851	—	—	851

Total long-term investments	$11,679	$17	$(4)	$11,692

Total	$47,229	$21	$(7)	$47,243

The available-for-sale securities that the Company intends to hold for less than one year are classified as short-term investments, and the securities that the Company intends to hold for more than one year are classified as long-term investments. As of November 30, 2013, all of the Company’s available-for-sale securities are classified as long-term investments.

For the three and nine months ended November 30, 2013, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of November 30, 2013, the Company did not consider any of its available-for-sale securities to be other-than-temporarily impaired.

(5) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the dates presented comprised the following (in thousands):

	November 30, 2013	February 28, 2013
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,458	$1,109
Other prepaid expenses and other current assets	1,731	1,103

	$3,189	$2,212

Software licenses, maintenance, services and insurance premiums financed through capital leases and notes payable included above aggregated $4.3 million and $1.6 million as of November 30, 2013 and February 28, 2013. Accumulated amortization on software licenses, maintenance, services and insurance premiums aggregated $2.4 million and $0.3 million as of November 30, 2013 and February 28, 2013. Amortization of software licenses held under capital leases and notes payable is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the agreements.

	November 30, 2013	February 28, 2013
Property and equipment, net:
Software	$9,252	$8,543
Computer equipment	9,286	7,718
Leasehold improvements	507	484
Furniture and fixtures	185	119

	19,230	16,864
Less: accumulated depreciation and amortization	(15,761)	(14,426)

	$3,469	$2,438

Property and equipment financed through capital leases and notes payable included above aggregated $2.7 million and $0.7 million as of November 30, 2013 and February 28, 2013. Accumulated depreciation and amortization on these assets aggregated $0.7 million and $0.1 million as of November 30, 2013 and February 28, 2013.

	November 30, 2013	February 28, 2013
Accounts payable and accrued liabilities:
Accrued compensation costs	$6,557	$7,701
Trade accounts payable	4,216	1,582
Accrued taxes and other	1,551	1,486

	$12,324	$10,769

(6) Notes Payable and Capital Lease Obligations

The Company finances the purchase of certain equipment, software and related support and maintenance with notes payable and capital leases. The terms of the notes payable range from nine months to three years and the notes bear interest at rates ranging from 2.77% to 13.13% per annum. Total minimum payments due under notes payable and capital lease obligations as of November 30, 2013 are as follows (in thousands):

Fiscal year ending:
2014 (remaining 3 months)	$960
2015	2,763
2016	1,663
2017	49

Total minimum payments	5,435
Less: amount representing interest	(366)

Total principal portion of minimum payments	5,069
Less: current portion	(2,927)

Total principal portion of minimum payments, net of current portion	$2,142

(7) Credit Facilities

On October 7, 2013, the Company entered into a Business Financing Agreement for a revolving loan facility with a borrowing capacity of up to $20.0 million. Funds available are subject to a borrowing formula which is secured by the Company’s accounts receivable and contracted backlog. This agreement is effective for a period of two years through October 2015. The revolving loan facility bears interest at a per annum rate equal to the Wall Street Journal prime rate minus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is a general obligation of the Company secured by the Company’s tangible and intangible assets, as well as a negative pledge whereby the Company agrees not to give any creditor a security interest on the Company’s intellectual property. There were no borrowings as of and for the three months ended November 30, 2013.

ICON maintained bank overdraft facilities with three local banks used primarily to fund working capital. The original amount available under the bank overdraft facilities was approximately $2.1 million (€1.6 million). As of November 30, 2013, ICON closed one of the accounts, leaving approximately $1.4 million (€1.1 million) of overdraft capacity, with a total outstanding balance of approximately $0.5 million, which is included in accounts payable and accrued liabilities in the balance sheets.

(8) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company, or Seagate PLC. Seagate LLC, a wholly owned subsidiary of Seagate PLC (“Seagate”), is one of the Company’s customers and the Company received payments from Seagate of $1.6 million and $2.2 million for the three months ended November 30, 2013 and 2012, and $2.8 million and $3.1 million for the nine months ended November 30, 2013 and 2012. The Company has outstanding receivables from Seagate of $1.8 million and $1.0 million as of November 30, 2013 and February 28, 2013.

(9) Commitments and Contingencies

Acquisition payable to seller, to be placed in an escrow

In accordance with the share purchase agreement for the acquisition of ICON, the Company will place in escrow approximately $5.4 million (€4.0 million) payable to ICON’s former shareholders. The amount in escrow will be released to ICON’s former shareholders on July 31, 2014, the escrow expiration date, net of claims arising during the escrow period. The Company and the former shareholders have not selected the escrow agent as of November 30, 2013.

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense was $0.7 million and $0.5 million for the three months ended November 30, 2013 and 2012, and $2.0 million and $1.4 million for the nine months ended November 30, 2013 and 2012. Future minimum lease payments under noncancelable operating leases as of November 30, 2013 are as follows (in thousands):

Fiscal year ending:
2014 (remaining 3 months)	$658
2015	2,206
2016	1,686
2017	1,570
2018	1,453
Thereafter	540

Total minimum lease payments	$8,113

Several of the operating lease agreements require the Company to provide security deposits. As of November 30, 2013 and February 28, 2013, lease deposits totaled $0.4 million and $0.3 million. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the condensed consolidated balance sheets.

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

In the normal course of business, the Company enters into contracts that include provisions indemnifying customers against liabilities if the Company’s products infringe a third-party’s intellectual property rights. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations.

(10) Interest and other income (expense), net

Interest and other income (expense), net for the periods presented consisted of the following (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Interest income	$4	$40	$85	$48
Interest expense	(77)	(33)	(145)	(211)
Bank financing fees	(34)	(12)	(35)	(127)
Foreign exchange gains (losses)—realized and unrealized, net	(181)	47	(224)	(104)
Gains (losses) from foreign currency forward contracts—realized and unrealized, net	(174)	(95)	(71)	76
Other, net	1	—	11	1

	$(461)	$(53)	$(379)	$(317)

(11) Income Taxes

The Company records its interim income tax benefit or provision based on its estimated annual effective tax rate for the year. The benefit from (provision for) income taxes for the three months ended November 30, 2013 and 2012 was $0.2 million and $(0.1) million, and for the nine months ended November 30, 2013 and 2012 was $0.1 million and $(0.1) million. For the three and nine months ended November 30, 2013, the Company recorded a benefit from income taxes of $0.2 million, representing the tax effect of the amortization of acquired intangible assets. As of November 30, 2013, the Company had recorded a $3.4 million noncurrent deferred tax liability in connection with the acquisition of ICON. The deferred tax liability represents primarily the tax effect of the difference between the estimated fair value of the acquired intangible assets and the tax basis ($0) of such assets. The estimated amount is determined by multiplying the difference by the German marginal tax rate of 29%.

The Company has incurred operating losses for most years since inception. As of February 28, 2013, it had net operating loss (“NOL”) carryforwards for federal income tax purposes of $318.3 million, which begin to expire in fiscal 2023, and had NOL carryforwards for state income tax purposes of $100.3 million, which begin to expire in fiscal 2014. In order to utilize the NOL carryforwards, the Company must generate consolidated taxable income which can offset such carryforwards. The deferred tax asset associated with the NOL carryforwards is $94.0 million. As a result of continuing losses, management has determined that insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for estimated federal alternative minimum taxes, state and foreign taxes, as well as income taxes in foreign jurisdictions. The Company’s effective tax rate differs from the statutory rate due primarily to valuation allowances on deferred taxes, state taxes, foreign taxes, and tax contingencies.

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely. There is $0.9 million of undistributed earnings of the Company’s foreign subsidiaries as of November 30, 2013. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

As of February 28, 2013, the total amount of gross unrecognized tax benefits was $4.5 million, of which $0.3 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of gross interest and penalties accrued was $68,000 as of February 28, 2013, and was classified as other noncurrent liabilities in the consolidated balance sheets. The Company believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. The Company is not currently under examination or audit by any taxing authorities. For the nine months ended November 30, 2013, there has been no material change in the total amount or composition of the Company’s unrecognized tax benefits. The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2013 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2007 to 2013.

(12) Stock-based Compensation

Options and Awards Granted to Employees

In June 2012, the Board adopted the 2012 Stock Plan (“2012 Plan”), which was subsequently approved by the Company’s stockholders. Upon the completion of the IPO, all shares that were reserved under the 2003 Stock Plan but not yet issued were assumed by the 2012 Plan. No additional shares will be issued under the 2003 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISO”s), nonstatutory stock options (“NSO”s), stock appreciation rights, restricted stock, restricted stock units (“RSU”s), performance units and performance shares. No awards under the 2012 Plan were granted prior to the Company’s IPO. As of November 30, 2013 and February 28, 2013, there were 5,665,353 and 5,112,830 shares of common stock reserved for issuance under the 2012 Plan.

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

Some options granted are immediately exercisable and any unvested portion of the shares acquired upon early exercise is subject to a right of repurchase by the Company upon the employee’s termination at the original purchase price. The right of repurchase lapses as the options vest, which is generally over the four-year vesting period of the related options. As of February 28, 2013, there were 18,761 shares exercised that were subject to repurchase. The $6,566 aggregate exercise price of the options subject to repurchase as of February 28, 2013 is recorded in other noncurrent liabilities and is amortized to equity as the options vest. As of November 30, 2013, all of the early-exercised options have vested.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Expected term (in years)	6.08	6.05	5.94	5.99
Expected stock price volatility	50.02%	51.6%	50.02% - 51.76%	50.0% - 55.0%
Risk-free interest rate	1.78%	0.8%	0.73% - 1.81%	0.8% - 1.3%
Expected dividend yield	—	—	—	—

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

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial performance requirements to be achieved by February 28, 2013, before vesting could occur. The vesting of these stock options was also dependent upon the employees’ continued employment after February 28, 2013. In March 2012, the Board of Directors approved a modification of the financial performance requirements. At the date of the modification, the Company determined that the achievement of the modified performance requirements was probable and, accordingly, the recording of compensation cost related to the modified awards commenced. Prior to this date, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on the then-current and expected operational results, it was not probable that the associated financial performance requirements would be achieved. The modified financial performance requirements were achieved by February 28, 2013. The unrecognized compensation cost related to these options is $1.1 million as of November 30, 2013, and is being recognized over the remaining vesting term of three years from February 28, 2013.

In July, September and November 2013, the Company awarded 125,250, 287,500 and 40,000 restricted stock units that are subject to certain financial performance requirements before vesting can occur. The vesting of these stock options is also dependent upon the employees’ continued employment after February 28, 2014. The Company records compensation expense related to these awards based on the estimated probability of achievement of the financial performance requirements. The compensation cost related to the awards deemed probable of vesting amounting to $0.2 million and $0.3 million was recorded in the condensed consolidated statement of operations for the three and nine months ended November, 2013. The unrecognized compensation cost related to the awards is $1.3 million as of November 30, 2013, and is being recognized over the remaining vesting term of these awards.

Stock Options:

Stock option activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining term
Balance of options outstanding, February 28, 2013	2,674,335	$4.59	8.00 years
Options granted	823,075	18.60
Options exercised	(702,771)	2.59
Options canceled and forfeited	(400,774)	6.31

Balance of options outstanding, November 30, 2013	2,393,865	9.71	7.93 years

Balance of options expected to vest as of February 28, 2013	2,485,050	4.41	7.94 years
Balance of options exercisable as of February 28, 2013	1,005,204	2.68	7.03 years
Balance of options expected to vest as of November 30, 2013	2,312,735	9.55	7.91 years
Balance of options exercisable as of November 30, 2013	778,848	5.70	7.00 years

The weighted average grant date fair value of the employee stock options granted during the three months ended November 30, 2013 and November 30, 2012 was $19.40 and $13.83, and for the nine months ended November 30, 2013 and November 30, 2012 was $18.60 and $12.06.

The intrinsic values of employee stock options exercised during the three months ended November 30, 2013 and November 30, 2012 was $2.4 million and $0.1 million, and for the nine months ended November 30, 2013 and November 30, 2012 was $11.2 million and $2.1 million. The intrinsic values of vested shares as of November 30, 2013 and February 28, 2013 were $12.9 million and $17.2 million.

As of November 30, 2013 and February 28, 2013, the number of unvested options was 1,615,017 and 1,669,131.

As of November 30, 2013 and February 28, 2013, the Company had $8.1 million and $5.4 million of unrecognized compensation cost excluding estimated forfeitures, related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.62 years and 2.28 years.

Restricted Stock Units:

The RSU activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining term
Balance of awards outstanding, February 28 2013	118,500	$14.42	3.62 years
Awards granted	508,214	20.87
Awards released	(24,871)	22.61
Awards canceled and forfeited	(25,000)	16.24

Balance of awards outstanding, November 30, 2013	576,843	$19.67	2.30 years

Balance of awards expected to vest, February 28, 2013	92,136	$14.42	3.62 years
Balance of awards vested, February 28, 2013	—	$—	—
Balance of awards expected to vest, November 30, 2013	524,445	$19.67	2.30 years
Balance of awards vested, November 30, 2013	—	$—	—

The weighted average grant date fair value per share of the RSUs granted during the three months ended November 30, 2013 and November 30, 2012 was $22.41 and $0, and for the nine months ended November 30, 2013 and November 30, 2012 was $20.87 and $0.

The intrinsic value of outstanding RSUs as of November 30, 2013 and February 28, 2013 was $12.9 million and $2.3 million.

Total compensation expense for these awards recorded in the condensed consolidated statement of operations for the three months ended November 30, 2013 and November 30, 2012 was $0.3 million and $0, and for the nine months ended November 30, 2013 and November 30, 2012 was $0.7 million and $0. As of November 30, 2013, none of the outstanding awards were vested. As of November 30, 2013 and February 28, 2013, the Company had $3.1 million and $1.2 million of unrecognized compensation expense related to these RSUs, which is expected to be recognized over a weighted average period of 2.30 years and 3.62 years.

Total share-based compensation:

Total compensation expense recorded for share-based payments for the three months ended November 30, 2013 and November 30, 2012 was $1.4 million and $0.6 million, and for the nine months ended November 30, 2013 and November 30, 2012 was $4.0 million and $1.6 million. No compensation cost was capitalized during the three and nine months ended November 30, 2013 and November 30, 2012.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Cost of revenue	$403	$181	$1,132	$444
Research and development	133	52	349	130
Sales and marketing	559	206	1,466	488
General and administrative	351	171	1,062	509

	$1,446	$610	$4,009	$1,571

(13) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units and warrants using the treasury stock method. For periods in which the Company has generated a net loss, the Company does not include stock options, warrants, and unvested restricted stock units in its computation of diluted net income (loss) per share, as the impact of these awards is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Net income (loss)	$(7,382)	$(82)	$(18,699)	$2,106

Basic shares:
Weighted average common shares outstanding	26,545	25,021	26,061	16,243

Diluted shares:
Weighted average common shares outstanding	26,545	25,021	26,061	16,243
Weighted average effect of dilutive stock options	—	—	—	1,678
Weighted average effect of restricted stock units	—	—	—	25
Weighted average effect of convertible preferred stock	—	—	—	7,936

	26,545	25,021	26,061	25,882

Net income (loss) per share:
Basic	$(0.28)	$—	$(0.72)	$0.13

Diluted	$(0.28)	$—	$(0.72)	$0.08

The following outstanding shares, options, restricted stock units and warrants were excluded from the computation of diluted net income per share in the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Options to purchase common stock	1,189	1,743	1,312	159
Unvested common shares subject to repurchase	—	38	—	—
Restricted stock units	320	107	230	—

(14) Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, net, accounts payable, acquisition payable to seller, notes payable and capital lease obligations. Accounts receivable, net, accounts payable and acquisition payable to seller are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents, investments and foreign currency forward contracts at fair value based on an exchange or exit price as defined by the authoritative guidance on fair value measurements which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. The Company estimates the fair value for notes payable and capital lease obligations by discounting the future cash flows of the related note and lease payments.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of November 30, 2013 and February 28, 2013, are summarized as follows (in thousands):

	November 30, 2013				February 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$10,001	$—	$—	$10,001	$2,501	$—	$—	$2,501
Money market funds	1	—	—	1	3,879	—	—	3,879
Commercial paper	—	—	—	—	—	12,446	—	12,446
Short-term investments:
Commercial paper	—	—	—	—	—	12,323	—	12,323
Corporate debt securities	—	—	—	—	—	2,375	—	2,375
Mortgage backed securities	—	—	—	—	—	591	—	591
Other current assets:		—
Foreign currency forward contracts	—	69	—	69	—	4	—	4
Long-term investments:
Corporate debt securities	—	249	—	249	—	5,990	—	5,990
Asset backed securities	—	—	—	—	—	3,046	—	3,046
Mortgage backed securities	—	—	—	—	—	1,805	—	1,805
Municipal bonds	—	—	—	—	—	851	—	851
Common trust fund	—	119	—	119	—	—	—	—
Insurance Company Contract	—	16	—	16	—	—	—	—
Other noncurrent assets:
Certificate of deposit	16	—	—	16	16	—	—	16

Total assets	$10,018	$453	$—	$10,471	$6,396	$39,431	$—	$45,827

Liabilities:
Other current liabilities:
Foreign currency forward contracts	—	(84)	—	(84)	—	(158)	—	(158)

Total liabilities	$—	$(84)	$—	$(84)	$—	$(158)	$—	$(158)

The fair values of the Company’s Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair values of the Company’s Level 2 financial instruments are based on quoted market prices for comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company’s foreign currency forward contracts are valued using pricing models that use observable market inputs and, therefore, are classified as Level 2.

In fiscal 2013 and the nine months ended November 30, 2013, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of November 30, 2013 and February 28, 2013 (in USD thousands, except average contract rate):

	November 30, 2013			February 28, 2013
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Euro	$8,445	1.3	$(153)	$7,322	1.3	$(146)
Malaysian Ringgit	(2,852)	3.2	(53)	(2,255)	3.1	(8)
British Pound	(5,544)	1.6	191	—	—	—

Total	$49		$(15)	5,067		$(154)

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(15) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Three months ended November 30, 2013				Three months ended November 30, 2012				Nine months ended November 30, 2013				Nine months ended November 30, 2012
	Percentage of total revenue		Percentage of accounts receivable		Percentage of total revenue		Percentage of accounts receivable		Percentage of total revenue		Percentage of accounts receivable		Percentage of total revenue		Percentage of accounts receivable
Customer A		*	16%			*	14%			*	16%			*	14%
Customer B		*		*		*	13			*		*	18%		13
Customer C		*		*	16%			*		*		*	13			*
Customer D		*		*		*		*		*		*	10			*

*	Indicates less than 10%

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
Revenue by geographic region:
Americas	$14,600	$14,275	$42,146	$45,333
Europe	3,476	4,517	9,157	11,503
Asia	184	171	568	491

Total	$18,260	$18,963	$51,871	$57,327

Countries accounting for 10% or more of revenue were as follows:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2013		2012		2013		2012
Revenue by country:
United States	74.4%		65.8%		75.6%		59.9%
Canada		*		*		*	19.2
United Kingdom		*	11.4			*		*

*	Indicates less than 10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) dated April 30, 2013 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,”, “predict”, “if”, “future”, “project,” “seek,” “should,” “target,” “will,” “would” and similar words and phrases, including the negatives of these terms, or other expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, research and development, economic and industry trends or trend analysis, expectations about seasonality, use of non-GAAP financial measures, operating expenses, taxes, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The accelerating trends of supply chain globalization and outsourced manufacturing and distribution have combined to increase complexity and risk for brand owners while decreasing visibility into their expanding and evolving supply chains and distribution networks. These trends have created a fundamental shift in the way companies plan, source and distribute goods and services. They have led to an ever more complex product and service delivery paradigm which increasingly relies on specialized, globally distributed trading partners to reduce costs.

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

On July 30, 2013, we acquired ICON-SCM AG (“ICON”), a market leader in supply chain planning and collaboration, in a transaction valued at $26.6 million in total consideration. We acquired assets of $16.0 million, including $12.9 million of intangible assets, and assumed $14.2 million of liabilities. We recorded goodwill of $24.8 million. The key factor attributable to the creation of goodwill by the transaction is that, by combining ICON’s integrated planning and analytics capabilities with the Company’s Business Network, the Company expands its market opportunity and solution portfolio, accelerates its product roadmap, and extends its position as the leader in the collaborative planning and execution space. As of the date of acquisition, the identifiable intangibles comprise developed technology valued at $7.0 million and customer relationships valued at $5.9 million. We intend to make additional investments outside of the United States in order to expand our geographic reach.

Our agreements with customers are typically three to five years in length with billings in advance for annual use of our software solutions. The annual contract value for each customer agreement is largely related to the size of the customer, the number of solutions the customer has purchased, the number of the customer’s unique registered users, and the maturity of our relationship with the customer. Average annual contract value can therefore fluctuate period to period depending upon the size of new customers and the pace at which we upsell additional solutions and services to existing customers. Additionally, these new and upsell customer agreements can create significant variability in the aggregate annual contract value of agreements signed in any given fiscal quarter.

As of November 30, 2013, we had 327 customers, of which 104 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 223 customers purchase our network connectivity solutions directly. For the nine months ended November 30, 2013, Enterprise Customers represented 99.4% of total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them four out of the top five supply chains in the world according to Gartner. The E2open Business Network is a community comprising our customers, approximately 38,000 unique registered trading partners and approximately 123,000 unique registered users.

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

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Finland, Malaysia and Taiwan. For the three months ended November 30, 2013 and 2012, the percentage of our revenue generated outside of the United States was 25.6% and 34.2%. For the nine months ended November 30, 2013 and 2012, the percentage of our revenue generated outside of the United States was 24.4% and 40.1%. For the three and nine months ended November 30, 2013, revenue from customers headquartered in the United States grew faster than revenue generated from international customers. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In fiscal 2011, we grew our sales team in Europe. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In fiscal 2013, we opened offices in Paris, France and Scandinavia. In fiscal 2014, we acquired ICON, and continued to hire sales personnel in the United States, Europe and China. Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We intend to further enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

We face challenges and risks related to the growth of our business, similar to other software companies, including the general economic environment, aggressive competition and prospective customers electing to postpone purchase decisions or maintain the status quo. We also face challenges and risks that may be unique to our own growth initiatives. We mitigate those risks, in part, by creating a balanced portfolio of growth initiatives while managing such risks to the best of our ability based on our prior experience and operating history. For example, one of our strategies relies upon our entrance into new vertical markets. Through our experience of entering into new markets, such as the Telecommunications, Technology and Consumer Products sectors, we believe we are better prepared to enter into adjacent markets. Another strategy involves expanding our target market to include mid-market customers. We believe our understanding of the complexities surrounding our existing customers has prepared us for evaluating and transitioning our solutions to be applicable to mid-market customers. Historically, we have collaborated, and will continue to interact, with our existing customers to define our product roadmap and specific functionalities. Many of our products resulted from such collaboration. For a more detailed analysis of the risks we face, see “Risk Factors.”

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
	(In thousands)
Revenue by type:
Subscriptions and support	$14,400	$11,215	$40,125	$32,160
Professional services and others	3,860	7,748	11,746	25,167

Total	$18,260	$18,963	$51,871	$57,327

Percentage of revenue by type:
Subscriptions and support	78.9%	59.1%	77.4%	56.1%
Professional services and others	21.1	40.9	22.6	43.9

Total	100.0%	100.0%	100.0%	100.0%

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

The number of unique registered trading partners in the E2open Business Network increased from 35,302 as of February 28, 2013 to 37,931 as of November 30, 2013. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users. We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased from 108,846 as of February 28, 2013 to 122,739 as of November 30, 2013.

Key Financial Performance Measures

We monitor the key financial metrics set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “—Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
	(In thousands)
Revenue	$18,260	$18,963	$51,871	$57,327
Gross profit	$10,774	$13,097	$30,611	$40,107
Gross margin	59.0%	69.1%	59.0%	70.0%
Net income (loss)	$(7,382)	$(82)	$(18,699)	$2,106
Adjusted EBITDA (1)	$(4,015)	$1,044	$(11,003)	$5,327
Operating cash flow	$(8,023)	$1,312	$(15,406)	$(5,095)
Free cash flow (2)	$(8,091)	$1,242	$(15,571)	$(6,212)

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other income (expense), net, benefit from (provision for) income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US generally accepted accounting principles (“U.S. GAAP”).
(2)	Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. See “Free Cash Flow” below for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Gross Profit and Gross Margin. Gross profit and gross margin have been and will continue to be affected by a variety of factors, including the average sales price of our products, the mix of solutions sold, the mix of revenue between subscriptions and support and professional services, and our level of investment in operating infrastructure. Our gross profit and gross margin for the three months ended November 30, 2013 was $10.8 million, or 59% compared to $13.1 million, or 69.1% for the three months ended November 30, 2012, and our gross profit and gross margin for the nine months ended November 30, 2013 was $30.6 million, or 59.0% compared to $40.1 million, or 70.0% for the nine months ended November 30, 2012. We expect gross profit and gross margin to decline for fiscal 2014 compared to fiscal 2013 as we continue to invest in the enablement of partners to deploy our solutions.

Gross margin on subscriptions and support revenue and professional services revenue was 77.9% and (11.6)% for the three months ended November 30, 2013. Gross margin on subscriptions and support revenue was 80.6% and gross margin on professional services revenue was 52.4% for the three months ended November 30, 2012. Gross margin on subscriptions and support revenue and professional services revenue was 79.0% and (9.4)% for the nine months ended November 30, 2013. Gross margin on subscriptions and support revenue was 80.7% and gross margin on professional services revenue was 56.3% for the nine months ended November 30, 2012. An increase in the proportion of our total revenue generated by sales of subscriptions and support for our on-demand software applications would increase our overall margins, due to the higher margins on subscriptions and support compared to professional services. Our gross margin may also fluctuate due to the timing of revenue recognition for our on-demand software solutions and services, since our cost of revenue is recognized as incurred whereas revenue on certain arrangements with customers is recognized over the contractual term. Additionally, while we invest in the growth of our deployment service capabilities through partner enablement, our professional services revenues and margins may decrease.

Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) adjusted for interest and other income (expense), net, benefit from or provision for income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. Management believes that the use of Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their reported U.S. GAAP results.

Management believes that it is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation, and non-core operational charges, such as interest and other income (expense), net and acquisition-related expenses from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards, acquisitions or restructurings, as the case may be.

For the three months ended November 30, 2013, Adjusted EBITDA was $(4.0) million compared to $1.0 million for the three months ended November 30, 2012 and for the nine months ended November 30, 2013, Adjusted EBITDA was $(11.0) million compared to $5.3 million for the nine months ended November 30, 2012. The fluctuation in Adjusted EBITDA resulted primarily from our continued investment in research and development and sales and marketing, fluctuations in revenue as described in Results of Operations section, and executing our strategy to grow deployment service capabilities through partner enablement.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
	(In thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$(7,382)	$(82)	$(18,699)	$2,106
Interest and other expense (income), net	461	53	379	317
Provision for (benefit from) income taxes	(209)	62	(135)	137
Depreciation and amortization	1,329	401	2,312	1,196
Acquisition-related expenses	340	—	1,131	—
Stock-based compensation	1,446	610	4,009	1,571

Adjusted EBITDA	$(4,015)	$1,044	$(11,003)	$5,327

Free Cash Flow. Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. Capital expenditures consist of purchases of property, equipment and software. The following table details our calculation (and reconciliation to net cash provided by (used in) operating activities) of free cash flow. Free cash flow is a key measure used in our internal operating reports and allows us to manage the cash available to fund our debt obligations and potential strategic initiatives. Management believes that free cash flow is useful to investors as a supplemental measure to evaluate our business over time. Further, the use of free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their U.S. GAAP results.

We have historically made significant investments in product development and in selling and marketing our solutions, resulting in net use of cash in operating activities since inception. Our free cash flow was $(8.1) million for the three months ended November 30, 2013, compared to $1.2 million for the three months ended November 30, 2012, and our free cash flow was $(15.6) million for the nine months ended November 30, 2013, compared to $(6.2) million for the nine months ended November 30, 2012. The decrease in free cash flow was due primarily to increased investment in research and development, sales and marketing and deployment capacity. This is consistent with our strategy to expand our product offerings and customer base to help drive future revenue growth.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2013	2012	2013	2012
	(In thousands)
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$(8,023)	$1,312	$(15,406)	$(5,095)
Capital expenditures	(68)	(70)	(165)	(1,117)

Free cash flow	$(8,091)	$1,242	$(15,571)	$(6,212)

We expect to continue to experience negative free cash flow for fiscal 2014 as we continue to invest in the development and implementation of new solutions and software applications, expand our sales and marketing resources in order to further penetrate our market both in the United States and internationally, and invest in growing our deployment service capabilities.

Costs and Expenses

Cost of Revenue

Cost of Subscriptions and Support Revenue

Cost of subscriptions and support revenue consists of costs related to third-party hosting of our equipment, software license fees, amortization of acquired developed technology, salaries, benefits and other personnel-related expenses included in our operations and customer support departments, as well as an allocation of facilities, information technology and overhead costs. We expect the absolute cost of revenue to increase as we continue to invest in our business, but at a lower rate than that of our total revenue on an annual basis.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue consists of costs related to delivery of our software solutions, software license fees, salaries, benefits and other personnel-related expenses included in our professional services department, as well as an allocation of facilities, information technology and overhead costs. The cost associated with providing professional services is significantly higher as a percentage of professional services and other revenue than the cost associated with delivering our on-demand software applications due to the labor intensive nature of providing professional services. We expect the absolute cost of professional services and other revenue to increase as we continue to invest in our business, but at a lower rate than that of our total revenue on an annual basis.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, acquisition-related expenses and amortization of acquired intangibles.

Research and Development

Research and development expense consists of salaries, benefits and other personnel-related expenses, software development tools, as well as an allocation of facilities, information technology and overhead costs. We expect to continue to invest in research and development to enhance and expand our existing solutions and develop new solutions and tools for improved deployment and customer support and, consequently, we expect research and development expense to increase in absolute dollars in future periods.

Sales and Marketing

Sales and marketing expense consists of salaries, benefits and other personnel-related expenses, including sales commissions, advertising and marketing materials, trade shows and other marketing events, travel and entertainment expenses, as well as an allocation of facilities, information technology and overhead costs. We intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers. Accordingly, we expect sales and marketing expense to increase in absolute dollars in future periods.

General and Administrative

General and administrative expense consists of salaries, benefits and other personnel-related expenses for our finance, accounting, legal, and human resources departments, third-party professional fees, communication expenses, other administrative expenses, as well as an allocation of facilities, information technology and overhead costs. We expect that the costs of being a public company, including the costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulations governing public companies, increased directors and officers insurance, and professional and other services, will increase our general and administrative expense in absolute dollars in future periods.

Acquisition-related expenses

Acquisition-related expenses consist of third-party accounting and legal services, travel expenses and other personnel-related expenses incurred solely to prepare for and execute an acquisition.

Amortization of acquired intangibles

Amortization of acquired intangibles consists of amortization of acquired customer relationships.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest income on our cash and cash equivalents, and investments, interest expense on our credit facilities, notes payable and capital leases, financing fees, and foreign exchange currency transaction and translation gains and losses.

Benefit from (Provision for) Income Taxes

We are subject to income taxes in the United States as well as other jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax. Our effective tax rates differ from the statutory rate due primarily to valuation allowances on our deferred taxes, state taxes, foreign taxes, research and development tax credits and tax contingencies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Revenue
Subscriptions and support	$14,400	$11,215	$3,185	28.4%	$40,125	$32,160	$7,965	24.8%
Professional services	3,860	7,748	(3,888)	(50.2)	11,746	25,167	(13,421)	(53.3)

Total revenue	18,260	18,963	(703)	(3.7)	51,871	57,327	(5,456)	(9.5)

Cost of revenue
Subscriptions and support	2,769	2,175	594	27.3	7,942	6,212	1,730	27.8
Professional services	4,309	3,691	618	16.7	12,852	11,008	1,844	16.8
Amortization of acquired intangibles	408	—	408	100.0	466	—	466	100.0

Total cost of revenue	7,486	5,866	1,620	(27.6)	21,260	17,220	4,040	23.5

Gross profit
Subscriptions and support	11,223	9,040	2,183	24.1	31,717	25,948	5,769	22.2
Professional services	(449)	4,057	(4,506)	(111.1)	(1,106)	14,159	(15,265)	(107.8)

Total gross profit	$10,774	$13,097	$(2,323)	(17.7)%	$30,611	$40,107	$(9,496)	(23.7)%

Gross margin (1)
Subscriptions and Support	77.9%	80.6%		(2.7)%	79.0%	80.7%		(1.7)%
Professional Services	(11.6)	52.4		(64.0)	(9.4)	56.3		(65.7)

Total gross margin	59.0%	69.1%		(10.1)%	59.0%	70.0%		(11.0)%

(1)	The table presents gross margin as a percentage of each component of revenue.

The table below sets forth the functional classification of stock-based compensation expense included in cost of revenue for the periods presented:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Subscriptions and support	$77	$53	$24	45.3%	$222	$127	$95	74.8%
Professional services and other	326	128	198	154.7	910	317	593	187.1

	$403	$181	$222	122.7%	$1,132	$444	$688	155.0%

Total revenue for the three and nine months ended November 30, 2013 was $18.3 million and $51.9 million. Subscriptions and support revenue and professional services and other revenue comprised 78.9% and 21.1% of total revenue for the three months ended November 30, 2013. Subscriptions and support revenue and professional services and other revenue comprised 77.4% and 22.6% of total revenue for the nine months ended November 30, 2013.

Total revenue for the three months ended November 30, 2013 was $18.3 million compared to $19.0 million for the three months ended November 30, 2012. Revenue for the three months ended November 30, 2013 included $1.3 million of revenue attributable to the acquisition of ICON.

Subscriptions and support revenue for the three months ended November 30, 2013 was $14.4 million compared to $11.2 million for the three months ended November 30, 2012. Subscriptions and support revenue from new customers increased $2.0 million and increased $1.2 million from existing customers. Subscriptions and support revenue for the three months ended November 30, 2013 included $0.5 million of revenue attributable to the acquisition of ICON.

Professional services revenue for the three months ended November 30, 2013 was $3.9 million compared to $7.7 million for the three months ended November 30, 2012. Professional services revenue from new customers increased $2.0 million. Professional services revenue from existing customers decreased $5.9 million due primarily to the timing of deployments and revenue recognition. Revenue for the three months ended November 30, 2013 included $0.8 million of professional services revenue attributable to the acquisition of ICON.

Total subscriptions and support revenue increased $3.2 million, whereas total professional services revenue decreased $3.9 million for the three months ended November 30, 2013. The increase in subscriptions and support revenue and decrease in professional services revenue is in line with our strategy to maintain focus as a cloud-based software products company and enable partners to deploy E2open solutions.

For the three months ended November 30, 2013, we had no customer that accounted for more than 10% of revenue. For the three months ended November 30, 2012, we had one customer, Vodafone, which accounted for more than 10% of revenue. For the three months ended November 30, 2013 and 2012, revenue attributable to customers headquartered in the United States accounted for 74.4% and 65.8% of total revenue. For the three months ended November 30, 2013, no other country other than the United States accounted for more than 10% of total revenue. For the three months ended November 30, 2012, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue.

Total revenue for the nine months ended November 30, 2013 was $51.9 million compared to $57.3 million for the nine months ended November 30, 2012. Revenue for the nine months ended November 30, 2013 included $2.2 million of revenue attributable to the acquisition of ICON. Total revenue from new customers increased $7.8 million and total revenue from existing customers decreased $7.6 million. In addition, there was a $5.6 million decrease in revenue resulting from the impact of contract amendment that accelerated revenue to the third quarter of fiscal 2013, which would have been recognized in the remainder of fiscal 2013 through fiscal 2015, absent the amendment. Apart from the impact of the aforementioned contract amendment, total subscriptions and support revenue increased $8.8 million while total professional services revenue decreased $8.6 million. This increase in subscriptions and support revenue and decrease in professional services revenue is in line with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions.

Subscriptions and support revenue was $40.1 million for the nine months ended November 30, 2013 compared to $32.2 million for the nine months ended November 30, 2012. Subscriptions and support revenue from new customers increased $3.6 million and increased $5.2 million from existing customers. In addition, there was a $0.9 million decrease in subscriptions and support revenue associated with the aforementioned contract amendment. Revenue for the nine months ended November 30, 2013 included $0.7 million of subscriptions and support revenue attributable to the acquisition of ICON.

Professional services revenue was $11.7 million for the nine months ended November 30, 2013 compared to $25.2 million for the nine months ended November 30, 2012. Professional services revenue from new customers increased $4.1 million, while professional services revenue from existing customers decreased $12.9 million. In addition, there was a $4.7 million decrease in professional services revenue associated with the aforementioned contract amendment. Revenue for the nine months ended November 30, 2013 included $1.5 million of professional services revenue attributable to the acquisition of ICON.

For the nine months ended November 30, 2013, we had no customer that accounted for more than 10% of revenue. For the nine months ended November 30, 2012, we had three customers, Exostar, RIM and Vodafone, that each accounted for more than 10% of revenue. For the nine months ended November 30, 2013 and 2012, revenue attributable to customers headquartered in the United States accounted for 75.6% and 59.9% of total revenue. For the nine months ended November 30, 2013, no other country other than the United States accounted for more than 10% of total revenue. For the nine months ended November 30, 2012, revenue attributable to customers headquartered in Canada and the United States each accounted for more than 10% of total revenue.

Total cost of revenue fluctuates from period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

Total cost of revenue increased $1.6 million, or 27.6%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The increase in total cost of revenue was attributable primarily to a $1.2 million increase in personnel-related costs, including full-time contractors, and $0.4 million amortization of intangibles acquired from ICON.

Total cost of subscriptions and support revenue increased $0.6 million, or 27.3% for the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The increase was attributable primarily to a $0.6 million increase in personnel-related costs, including $0.3 million related to employee headcount increases and $0.3 million of fees paid to full-time contractors.

Total cost of professional services revenue and other increased $0.6 million, or 16.7% for the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The increase was attributable primarily to a $0.6 million increase in fees paid to full-time contractors.

Total cost of revenue increased $4 million, or 23.5%, for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012. The increase in total cost of revenue was attributable primarily to a $2.5 million increase in personnel-related costs driven by increased headcount, $1.0 million increase in fees paid to third party contractors, and $0.5 million amortization of intangibles acquired from ICON.

Total cost of subscriptions and support revenue increased $1.7 million, or 27.8% for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012. The increase was attributable primarily to a $1.0 million increase in personnel-related costs driven by increased headcount, a $0.4 million increase in software and hardware costs, and a $0.3 million increase in fees paid to third party contractors.

Total cost of professional services and other revenue increased $1.8 million, or 16.8% for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012. The increase was attributable primarily to a $1.5 million increase in personnel-related costs driven by increased headcount, and $0.7 million increase in fees paid to third party contractors, offset by $0.4 million decrease in software and hardware costs.

Gross margin is impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements over the contractual term or only upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

Total gross profit decreased $2.3 million, or 17.7%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012, and gross margin declined from 69.1% to 59%. Total gross profit decreased $9.5 million, or 23.7%, for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012, and gross margin declined from 70% to 59%. The decrease in gross profit and margin reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions for fiscal 2014.

Operating Expenses

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Operating expenses
Research and development	$5,099	$3,621	$1,478	40.8%	$13,705	$11,270	$2,435	21.6%
Sales and marketing	9,683	7,393	2,290	31.0	26,334	20,168	6,166	30.6
General and administrative	2,413	2,050	363	17.7	7,502	6,109	1,393	22.8
Acquisition-related expenses	340	—	340	100.0	1,131	—	1,131	100.0
Amortization of acquired intangibles	369	—	369	100.0	394	—	394	100.0

Total operating expenses	$17,904	$13,064	$4,840	37.0%	$49,066	$37,547	$11,519	30.7%

The table below sets forth the functional classification of stock-based compensation expense for the periods presented:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands)				(In thousands)
Research and development	$133	$52	$81	155.8%	$349	$130	$219	168.5%
Sales and marketing	559	206	353	171.4	1,466	488	978	200.4
General and administrative	351	171	180	105.3	1,062	509	553	108.6

	$1,043	$429	$614	143.1%	$2,877	$1,127	$1,750	155.3%

Research and Development

Research and development expense increased $1.5 million, or 40.8%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The increase was attributable primarily to a $1.1 million increase in personnel-related costs as we added headcount from the ICON acquisition and a $0.3 million increase in hardware and software costs incurred for development activities. As a percentage of revenue, research and development expense was 27.9% for the three months ended November 30, 2013 and 19.1% for the three months ended November 30, 2012.

Research and development expense increased $2.4 million, or 21.6%, for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012. The increase was attributable primarily to an increase of $1.8 million in personnel-related costs and a $0.5 million increase in hardware and software costs incurred for development activities. As a percentage of revenue, research and development expense was 26.4% for the nine months ended November 30, 2013 and 19.7% for the nine months ended November 30, 2012.

Sales and Marketing

Sales and marketing expense increased $2.3 million, or 31%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The increase was attributable primarily to a $2.2 million increase in personnel-related costs and a $0.1 million increase in marketing expenses as we continue to expand our presence globally. Average headcount in sales and marketing increased from 82 for the three months ended November 30, 2012 to 100 for the three months ended November 30, 2013.

Sales and marketing expense increased $6.2 million, or 30.6%, for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012. The increase was attributable primarily to a $5.8 million increase in personnel-related costs and a $0.5 million increase in marketing expenses as we continued to expand our presence globally, slightly offset by a $0.2 million decrease in fees paid to outside contractors. Average headcount in sales and marketing increased from 78 for the nine months ended November 30, 2012 to 95 for the nine months ended November 30, 2013.

As a percentage of revenue, sales and marketing expense increased from 39.0% and 35.2% for the three and nine months ended November 30, 2012 to 53.0% and 50.8% for the three and nine months ended November 30, 2013 reflecting our investment in sales and marketing to drive revenue growth.

General and Administrative

General and administrative expense increased $0.4 million, or 17.7%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012. The increase was attributable primarily to $0.2 million of personnel-related expense and $0.1 million of facilities costs. As a percentage of revenue, general and administrative expense was 13.2% for the three months ended November 30, 2013 and 10.8% for the three months ended November 30, 2012.

General and administrative expense increased $1.4 million, or 22.8%, for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012. The increase was driven primarily by a $0.9 million increase in personnel-related expense resulting from increased headcount to support the growth of the business and the infrastructure required to support a public company, $0.3 million increase in facilities expense, $0.1 million increase in third-party professional fees, and $0.1 million increase in software and hardware costs. As a percentage of revenue, general and administrative expense was 14.5% for the nine months ended November 30, 2013 and 10.7% for the nine months ended November 30, 2012.

Acquisition-related Expenses

Acquisition-related expenses were $0.3 million and $1.1 million for the three and nine months ended November 30, 2013, and there were no acquisition-related expenses for the three and nine months ended November 30, 2012. This expense comprised third-party accounting and legal services, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisition of ICON.

Amortization of Acquired Intangibles

Amortization of developed technology acquired from ICON was $0.4 million and $0.5 million for the three and nine months ended November 30, 2013, and is recorded as part of cost of revenues. As a percentage of revenue, amortization of acquired developed technology intangibles was 2.2% for the three months ended November 30, 2013 and 0.9% for the nine months ended November 30, 2013.

Amortization of customer relationships acquired from ICON was $0.4 million for the three and nine months ended November 30, 2013, and is recorded as part of operating expenses. As a percentage of revenue, amortization of acquired customer relationships intangibles was 2.0% for the three months ended November 30, 2013 and 0.8% for the nine months ended November 30, 2013.

Liquidity and Capital Resources

	Nine Months Ended November 30,
	2013	2012
	(In thousands)
Cash and cash equivalents at the end of the period	$12,381	$18,084
Net cash used in operating activities	(15,406)	(5,095)
Net cash provided by (used in) investing activities	15,190	(26,234)
Net cash provided by (used in) financing activities	(7,683)	39,225

As of November 30, 2013, we had total cash, cash equivalents, short-term and long-term investments of $12.8 million, including $0.4 million of long-term investments in available-for-sale debt securities.

Operating Cash Flow

Our cash flow from operating activities is significantly influenced by the amount and timing of customer payments and the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business. Net cash used in operating activities has historically resulted from losses from operations and changes in working capital.

Net cash used in operating activities was $15.4 million for the nine months ended November 30, 2013. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $(18.7) million net loss adjusted by non-cash stock-based compensation of $4.0 million, depreciation and amortization of $2.3 million. Additionally, we used $2.9 million from the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $6.4 million as a consequence of the recognition of revenue for the nine months ended November 30, 2012 associated with cash collected in previous periods, an increase in prepaid expenses of $0.6 million, offset by an increase in accounts payable of $3.1 million due to the timing of payments to our suppliers, and a decrease of $0.5 million in accounts receivable due to the timing of collections from customers.

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

Investing Cash Flow

Historically, our primary investing activities have consisted of capital expenditures associated with expanding our cloud-based, on-demand software solutions infrastructure and growing our workforce. We invested a portion of the proceeds from our initial public offering in available-for-sale securities.

Net cash provided by investing activities for the nine months ended November 30, 2013 was $15.2 million, which comprised primarily $37.2 million in net proceeds from the sale and maturities of investments in available-for-sale securities, offset by $10.5 million used in purchase of investments in available-for-sale securities and $11.5 million net payment for acquisition of ICON.

Net cash used in investing activities for the nine months ended November 30, 2012 was $26.2 million, which comprised primarily $28.4 million for purchase of investments in available-for-sale securities, and $1.1 million of capital expenditures, offset by $3.3 million in proceeds from the sale and maturities of investments in available for sale securities.

Financing Cash Flow

Net cash used in financing activities for the nine months ended November 30, 2013 was $7.7 million, which comprised $7.1 million payments of debt assumed from ICON, net payments of $1.5 million on our notes payable and capital lease obligation and $0.8 million of net payments under our credit facility, offset by $1.8 million in proceeds received from the exercise of stock options.

Net cash provided by financing activities for the nine months ended November 30, 2012 was $39.2 million, which comprised primarily $52.3 million in proceeds from our initial public offering after deducting underwriting discounts and commissions and $2.4 million in costs paid in connection with our initial public offering. We also made net payments of $9.7 million under our credit facility, and $1.9 million on our notes payable and capital lease obligation. For the nine months ended November 30, 2012, we received $0.7 million from the issuance of Series BB preferred stock upon the exercise of warrants and $0.2 million in proceeds received from the exercise of stock options during the period.

Adequacy of Capital Resources

We believe our existing cash, cash equivalents and investment balances, together with our revolving loan facility and anticipated cash flow from operations, will be sufficient to meet our working capital and operating resource requirements for at least the next twelve months.

On October 7, 2013, we entered into a Business Financing Agreement for a revolving loan facility with a borrowing capacity of up to $20 million. Funds available are subject to a borrowing formula which is secured by our accounts receivable and contracted backlog. The revolving loan facility bears interest at a per annum rate equal to the Wall Street Journal “prime rate” minus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is our general obligation secured by our tangible and intangible assets, as well as a negative pledge whereby we agree not to give any creditor a security interest on our intellectual property. As of November 30, 2013, we have not drawn from this loan facility.

ICON maintained bank overdraft facilities with three local banks used primarily to fund working capital. The original amount available under the bank overdraft facilities was approximately $2.1 million (€1.6 million). As of November 30, 2013, ICON closed one of the accounts, leaving approximately $1.4 million (€1.1 million) of overdraft capacity, with a total outstanding balance of approximately $0.5 million, which is included in accounts payable and accrued liabilities in the balance sheets. As of December 31, 2013, ICON closed a second account, leaving one account with overdraft capacity of approximately $0.7 million (€0.5 million).

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our credit facilities discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations:

	As of November 30, 2013
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Notes payable and capital lease obligations (1)	$5,069	$2,914	$2,155	$—
Operating lease obligations (2)	8,113	2,394	4,854	865
Acquisition payable to seller (3)	5,442	5,442	—	—
Tax contingencies (4)	—	—	—	—

Total contractual obligations	$18,624	$10,750	$7,009	$865

(1)	In fiscal 2013 and the nine months ended November 30, 2013, we financed the purchase of certain software licenses and related support and maintenance, and payments of insurance premiums with notes payable and capital leases. The term of the notes and capital leases range from nine months to three years, and bear interest ranging from 2.77% to 13.13%.
(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2018.
(3)	In accordance with the share purchase agreement for the acquisition of ICON, we are contractually obligated to place in escrow approximately $5.4 million (€4 million) payable to ICON’s former shareholders. The amount in escrow will be released to ICON’s former shareholders on July 31, 2014, the escrow expiration date, net of claims arising during the escrow period.
(4)	As of February 28, 2013, we had gross unrecognized tax benefits of $4.5 million and an additional $0.1 million for gross interest and penalties classified as other noncurrent liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.

Off-Balance Sheet Arrangements

During the nine months ended November 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under other assumptions or conditions.

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

Interest Rate Risk

We had cash and cash equivalents of $12.4 million as of November 30, 2013 and $20.3 million at February 28, 2013. As of November 30, 2013, we also had $0.4 million long-term investments in available-for-sale securities. As of February 28, 2013, we also had $15.3 million and $11.7 million short-term and long-term investments in available-for-sale securities.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use a professional investment management firm to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of November 30, 2013 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro, the Malaysian Ringgit and the British Pound. For the nine months ended November 30, 2013 and the year ended February 28, 2013, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of November 30, 2013 and February 28, 2013.

	As of November 30, 2013			As of February 28, 2013
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$8,445	1.3	$(153)	$7,322	1.3	$(146)
Malaysian Ringgit	(2,852)	3.2	(53)	(2,255)	3.1	(8)
British Pound	(5,544)	1.6	191	—	—	—

Total	$49		$(15)	$5,067		$(154)

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

	As of November 30, 2013
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$7,601	$8,023	$8,445	$8,867	$9,290
Malaysian Ringgit	(2,567)	(2,709)	(2,852)	(2,995)	(3,137)
British Pound	(4,990)	(5,267)	(5,544)	(5,821)	(6,098)

	As of February 28, 2013
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$6,590	$6,956	$7,322	$7,688	$8,054
Malaysian Ringgit	(2,029)	(2,142)	(2,255)	(2,367)	(2,480)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended November 30, 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of November 30, 2013 and February 28, 2013, we had an accumulated deficit of $359.9 million and $341.2 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For the nine months ended November 30, 2013, our top ten customers accounted for 56.5% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. For the nine months ended November 30, 2013, our employee headcount grew from 379 to 452. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

Because of these factors and other specific revenue recognition requirements under U.S. GAAP, we must have very precise terms in our contracts in order to recognize revenue when we initially provide access to our software solutions or perform services. Although we strive to enter into agreements that meet the criteria under U.S. GAAP for current revenue recognition on delivered elements, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period. In addition, because of prevailing economic conditions, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our solutions and could adversely affect our short-term profitability.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

We believe part of our growth will be driven by acquisitions of other companies or their businesses. We recently completed the acquisition of ICON, our largest acquisition to date. Our acquisitions, including ICON, entail a high degree of risk and may not generate the financial returns we expect. Any acquisitions we complete will give rise to risks, including:

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the nine months ended November 30, 2013, we spent $13.7 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we incur legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, the NASDAQ Stock Market, or NASDAQ, and other applicable securities or exchange-related rules and regulations. In addition, our management team also has to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

Our revenue from subscriptions to our software and software-related support services accounted for approximately 77.4% of our total revenue for the nine months ended November 30, 2013. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three to five years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 36.0% of our total revenue for the fiscal year ended February 28, 2013 and 24.4% of our total revenue for the nine months ended November 30, 2013. The decrease was due to revenue associated with a contract amendment that was accelerated into the three months ended August 31, 2012, which would have been recognized in the remainder of fiscal 2013 through fiscal 2015 as discussed in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, and timing of deployment of professional services. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, certain holders of our shares of common stock are entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration rights agreement between such holders and us and pursuant to the acquisition agreement between us and ICON. If such holders, sell a large number of shares, the market price for our common stock could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

All of the common stock sold in our IPO in July 2012 is freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

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

As of November 30, 2013, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 32.0% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Date: January 9, 2014	E2OPEN, INC.

	By:	/s/ Mark E. Woodward
Mark E. Woodward
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 9, 2014	By:	/s/ Peter J. Maloney
Peter J. Maloney
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1 (1)	Business Financing Agreement, dated October 7, 2013, between E2open, Inc. and Bridge Bank, N.A.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1* (2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on October 10, 2013.
(2)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended.