Form 10-K
period 2014-02-28
E2open Inc
filed 2014-05-05
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on August 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Market, was approximately $256.5 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2014, the registrant had 28,825,098 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

E2open, Inc.

Form 10-K

For the Fiscal Year Ended February 28, 2014

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

Company Overview

We are a leading provider of cloud-based, on-demand software solutions delivered on an integrated platform that enables companies to collaborate with their trading partners to manage demand they cannot predict with supply they do not control. Our customers depend on outsourced manufacturing strategies and complex supply chains and trading networks to compete in today’s global economy. They use our solutions to gain visibility into and control over their supply chains and trading networks through the real-time information, integrated planning, business processes, and advanced analytics that we provide. Our solutions enable our customers and their trading partners to overcome problems arising from communications across disparate systems by offering a reliable source of data, processes and analytics, which our customers rely on as the single version of the truth. Our solutions empower our customers to commit with confidence to customer demand.

We refer to the combination of our software applications delivered on our cloud-based platform, the content contributed by our network participants and our enabling services as the E2open Business Network. The E2open Business Network has grown to over 38,000 unique registered trading partners and approximately 126,000 unique registered users. It allows our network participants to access and share data, plan, and execute business processes in a secure, real-time manner, while providing them with collaboration tools, analytics, and what-if scenario planning so our customers can make more informed, timely, and efficient decisions. Our customer base includes companies that represent six out of the top ten supply chains in the world, according to Gartner, Inc. , and spans several industries including many large multinational companies such as Boeing, Cisco, Dell, the GAP, GE, HP, IBM, Amazon.com, Lenovo, L’Oreal, Motorola Solutions and Vodafone. To date, our target markets have been Technology, Telecommunications, Aerospace and Defense, Industrial, and Consumer Products.

E2open transcends traditional supply chain software categories, which include business-to-business, or B2B, integration, procurement, forecasting, planning and execution, by enabling coordination, collaboration and real-time decision-making among enterprises, a core competency called “collaborative planning and execution.” By providing our solutions in an integrated cloud-based environment, our customers and their trading partners can easily share detailed and relevant content and data to gain the visibility they need for collaborative planning and execution across their extended trading network.

Our customers benefit from the following key differentiating features of the E2open Business Network:

•

Cross-network analytics. We provide cross-network analytics for real-time monitoring and control of large volumes of data to sense and respond quickly and collaboratively to changes, opportunities or disruptions in the supply chain.

•

Network planning and response. We enable optimization of inventory and capacity, with event-driven response planning across global trading networks. These network planning capabilities are complemented by scenario planning, traditionally referred to as a “what-if” analysis. What-if analyses can be based on profitability, revenue, segmentation and/or customer fulfillment.

•

Multi-enterprise, multi-tier supply and demand process management. We support key operational processes, such as forecast, order and inventory management, for our customers and their multi-tiered supply and demand trading networks.

•

Scalable, secure cloud-based connectivity trading platform. Our solutions combine B2B connectivity and integration capabilities that allow our customers to securely connect, share and act on information across their trading networks that can include thousands of partners.

•

Integration with existing systems. Our highly-configurable solutions integrate with many Enterprise Resource Planning, or ERP, systems to efficiently manage complex networks and facilitate the interchange of transactions.

We believe that the E2open Business Network is strategic to our customers in that it enables them to increase revenue and productivity, and to reduce operating expenditures, working capital and cost of goods sold. Our solutions seamlessly integrate with and enhance our customers’ mission critical business systems and processes across their trading network.

Our operations are headquartered in Foster City, California, and we have several operating locations in the U.S. as well as various international office locations in Asia and Europe. We were incorporated in Delaware in September 2003 and completed our initial public offering (“IPO”) in July 2012. Our common stock is listed on the NASDAQ Global Market under the symbol “EOPN.” As of February 28, 2014, we had 444 full-time employees.

Our Opportunity

The accelerating trends of supply chain globalization and outsourced manufacturing and distribution have combined to increase complexity and risk for brand owners while decreasing visibility into their expanding and evolving supply chains and distribution networks. These trends have created a fundamental shift in the way companies source and distribute goods and services. They have led to complex product and service delivery paradigm which increasingly relies on specialized, globally distributed trading partners to reduce costs. Cloud-based delivery of Supply Chain Management (SCM) solutions continues to specialize to the point where we believe it will ultimately separate from a centralized Enterprise Resource Planning (ERP) suite, as Customer Relationship Management (CRM) and Human Capital Management (HCM) have done over the last decade.

As trading networks become more complex, companies are increasingly demanding integrated solutions that facilitate not only collaborative inventory management, but also the demand and supply forecasts, network planning, procurement systems, order management and analytics required to efficiently coordinate a company’s entire business ecosystem. We believe a significant opportunity exists to help companies improve their competitive advantage by delivering the visibility and control once characteristic of vertically integrated companies while retaining the advantages of outsourcing. The ability to navigate modern supply chain complexities and to resolve problems in a timely and collaborative manner, combined with enhanced knowledge of end customer demand, is critical to enabling businesses to commit with confidence to customer demand.

Our Solutions

We develop, operate and market an integrated cloud-based platform that addresses supply chain management challenges by providing cross-network analytics, multi-enterprise supply and demand process management, network planning and response and B2B integration solutions for companies seeking visibility across and control over their trading networks.

We deliver our solutions in a highly secure, cloud-based computing environment. Our customers subscribe to our on-demand SaaS solutions with multi-year contract terms that are typically three to five years in length.

The E2open Business Network enables integrated planning and execution across trading partner networks. Our cloud-based technology stack is purpose-built for managing trading partner networks and enables our customers and their partners to increase their revenues while reducing costs by minimizing errors and maximizing efficiency. The key characteristics of the E2open Business Network that drive customer adoption include:

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

Our Strategy for Growth

Our objective is to be the leading provider of multi-enterprise, cloud-based, on-demand software enabling businesses to more efficiently and profitably plan, procure, manufacture, sell and distribute products through collaborative planning and execution. The key elements of our strategy include:

•

Leverage our existing network to add customers. The E2open Business Network creates a network effect by attracting the largest suppliers and customers in a particular industry vertical to establish and grow our presence. We intend to leverage our customers’ expanding ecosystems to attract new customers and convert trading partners from within our network into direct customers.

•

Retain and upsell additional solutions to our existing customers. Once our customers begin to rely on the real-time data and visibility provided by our platform and solutions, they typically purchase additional solutions from us. We intend to continue to deliver best-in-class solutions and leverage our knowledge of and familiarity with our existing customers to deliver additional solutions to them.

•

Expand into new verticals. We believe our experience with our customers in our initial target markets provides a successful model for future growth. We have found that the challenges presented by managing inventory, orders and planning are similar across many industries which makes our solutions applicable to a wide array of industry verticals. We intend to leverage our experience, expertise and proven customer success within our current key verticals to accelerate entry into and delivery of our solutions to these new vertical markets.

•

Introduce new products. We will continue to expand our portfolio of solutions by leveraging our familiarity with advanced supply chains and approximately 38,000 of our partners in our trading network to develop new applications and introduce new products that are strategic to our customers and their trading networks.

•

Expand our international presence. In 2010, we grew our sales team in Europe and we intend to hire additional sales personnel in Germany, France and the Nordic countries. In 2011, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In 2013, we opened offices in Paris, France and Scandinavia. We intend to make additional investments outside of the United States in order to expand our geographic reach.

•

Expand our target market to include mid-market customers. Historically, we have focused our sales and marketing efforts on the largest companies within specific vertical markets. By leveraging our established trading network and cloud-based subscription model, we can now offer cost effective solutions to expand our target market to include mid-market customers, which will be sold through our indirect sales channels.

•

Make targeted, strategic acquisitions. In 2013, we acquired ICON SCM AG, or ICON, in a transaction valued at $26.6 million in total consideration. ICON is an innovator in network planning and response based in Karlsruhe, Germany. We believe that the acquisition of ICON accelerates our product roadmap and expands our geographic footprint. We intend to continue to complement our organic growth with strategic acquisitions of technologies, solutions and businesses that enhance and expand our existing offerings.

Our Products and Services

E2open Business Network

Our software offers multi-enterprise analytics; flexible demand, supply and multi-tier processes; and B2B integration functionality configurable to the customer’s specific needs. In addition to our software offerings, we provide network content and enabling services to our customers.

E2 Analytics

Our dashboards provide predictive intelligence, based on multi-enterprise data and process input, including key performance indicators, trends, scorecards and event notifications for supply and demand. This solution provides real-time data related to transformation, aggregation and loading of standard business intelligence processes. We also provide integrated business intelligence for reporting and analysis of historical performance.

E2 Planning & Response: Rapid Optimization

Our Rapid Optimizations provide periodic, batch planning capabilities for network requirements planning and for network constrained planning.

E2 Planning & Response: Rapid Resolutions

Our Rapid Resolutions workbenches provide response planning capabilities so when change occurs planners can utilize what-if scenario planning to resolve demand and/or supply exceptions as well as simulate events such as promotions, new product introduction (NPI) and network changes. Demand prioritization enables planners to continuously course correct and commit with confidence to make the plan.

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

Our Customers

As of February 28, 2014, we had 331 customers located in 69 countries, who use our solutions in 9 languages and trade in 26 different currencies. Our customers included 106 Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 225 customers purchase our network connectivity solutions. For fiscal 2014, Enterprise Customers represented 99.5% of our total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them six out of the top ten as designated in the Gartner Supply Chain Top 25.

Our customer base includes companies that have purchased our solutions directly from us as well as through our resellers and integrators. Revenue attributable to sales to customers by us directly was 91.3% of total revenue for fiscal 2014. The E2open Business Network is a community comprised of our customers, over 38,000 unique registered trading partners and approximately 126,000 unique registered users.

The following table illustrates the diversity of our customer base across various industries.

Industry	Representative Customers (1)
Computers & Peripherals, Electronics	Dell, IBM, Hitachi, Amazon.com, Lenovo, NetApp, Radisys, Seagate, Xerox

Contract Manufacturers	Celestica, OnCore

Semiconductors	Avnet (2), Foxconn, Freescale, LSI, Spansion

Telecom/Network	Audience, Alcatel-Lucent, Cisco, Motorola, Nokia Siemens Networks, Blackberry, Vodafone

Aerospace and Defense	Embraer, Exostar (2) (Customers of Exostar include BAE Systems, Boeing, Huntington Ingalls Industries, Raytheon, Rolls-Royce, UK Ministry of Defense)

Industrial Manufacturing	Diebold, Emerson, GE Energy, GE Oil & Gas, Konecranes, Omron, SPX

Consumer Goods	Avon, Coca-Cola, The GAP, GE Lighting, Guthy Renker, Land O’ Lakes, L’Oreal, Levi Strauss, Studio Moderna, Unilever, YanFeng Visteon

Medical Equipment	Bio-Rad, GE Healthcare, ELO Touch

Logistics/Wholesale Distribution	Averitt, Brightstar, Kuehne + Nagel, MavenWire, Tieto Finland, Scoular, Univar

(1)	These customers represent current Enterprise Customers that have consented to the inclusion of their names in this Annual Report on Form 10-K and represent over 99% of our total revenue for the year ended February 28, 2014.
(2)	Exostar and Avnet are resellers and operating partners of ours that deliver software applications and services to companies in the United States and United Kingdom.

For fiscal 2014, no customer accounted for more than 10% of total revenue. For fiscal 2013 and 2012, two customers each accounted for more than 10% of total revenue. For fiscal 2013, BlackBerry (formerly “RIM”) and Vodafone accounted for 14.9% and 12.1% of our total revenue. For fiscal 2012, BlackBerry and Vodafone accounted for 16.8% and 14.8% of our total revenue.

Research and Development

We have over 13 years of experience defining, designing and implementing high value and robust multi-enterprise software that operates in a cloud-computing model. We also have extensive practical experience designing multi-enterprise, business process management and B2B integration systems for the industries on which we have focused to date, in particular the Technology, Aerospace and Defense, Consumer Products, Industrials, and Oil & Gas industries. We draw from our extensive experience and our ability to work closely with key customers to define new products and services that provide business solutions that are simple to use and understand.

For the years ended February 28, 2014, February 28, 2013, and February 29, 2012, we spent $18.5 million, $15.0 million, and $13.2 million on research and development expenses.

Sales and Marketing

Our products and services are sold to businesses through our worldwide sales force and channel partners.

Direct Sales. Our senior sales executives seek to establish and maintain executive-level relationships with Fortune 2,000 companies. The focus of our sales team is identifying business network-related challenges and initiatives and then engaging with these customers to develop a solution roadmap and business case. Within our direct sales channel, we use a highly interactive sales approach to grow our enterprise-level, high-revenue client base. We have two distinct sales teams, one focused on new customer acquisition and the other focused on upsell and cross-sell to our current customers.

Joint Marketing and Selling Alliances. We have developed strategic alliances with information technology (“IT”), and business services vendors that serve our targeted end markets. Our alliance strategy is three pronged:

•	Resellers. We establish reselling relationships with select partners who are prominent in our target markets, such as Accenture, Avnet, Exostar, MavenWire, SAP and Tieto.

•

Consulting and Systems Integrators. We work with consulting and systems integrator partners such as Accenture, Barkawi, Blackstone, Camelot, KPMG, PWC, and Oracle to collaboratively design and implement customer solutions.

•	Independent Software Vendors (“ISVs”). We leverage solutions providers with expertise in certain verticals or industries to deliver comprehensive solutions for customers. Oracle is an ISV partner.

Our global headquarters is located in Foster City, California. We have eight sales offices located across the United States, Europe and Asia, including Foster City and San Jose, California, Austin and Dallas, Texas, Reading, United Kingdom, Paris, France, Karlsruhe, Germany, Helsinki, Finland, Shanghai, China and Taipei City, Taiwan.

Operations

Certified Operators. We work with partner operators to deliver our solutions in certain vertical markets and geographies. Exostar is a certified operator and has provided E2open solutions to the Aerospace and Defense industry since 2005. We have an agreement with Camelot Information Systems Inc. to augment our delivery capabilities in China.

Data Centers. In North America, we host our development, quality assurance, configuration and staging environments at an Equinix co-location facility in Sunnyvale, California. Production environments are hosted at Equinix co-location facilities in San Jose, California and a suburb of Chicago, Illinois. In China, we host our solutions in a data center in Shanghai operated by Shanghai Telecom.

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

Technology

Our technology platform is based on a service-oriented architecture and uses J2EE technologies designed to run in a cloud-computing environment. Our technology platform addresses the requirements for multi-enterprise, business process management, management-by-exception, B2B integration and tactical and strategic decision support, while the cloud-based model provides flexibility and scalability to our customers without large up front hardware and software deployment costs.

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

As of February 28, 2014, we had eight U.S. patents and one foreign issued patent and we had one U.S. and one foreign patent application pending. We do not know whether our current or future pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection. The issued and allowed patents begin expiring in 2021 through 2024. The name E2open and the E2open logo are registered trademarks in the United States and several foreign countries.

Employees

As of February 28, 2014, we employed 444 people, including 90 in sales and marketing, 225 in operations and professional services, 72 in product development and 57 in general and administrative functions. We also engage a number of temporary employees and consultants to support our operations.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 28, 2014:

Name	Age	Position
Mark E. Woodward	55	President, Chief Executive Officer and Director
Peter J. Maloney	51	Chief Financial Officer
David W. Packer	48	Chief Sales Officer
Robert Schoenthaler	44	Chief Customer Officer

Mark E. Woodward has served as our President and Chief Executive Officer and a member of our board of directors since June 2008. Prior to joining E2open, Mr. Woodward was a Senior Advisor with The Blackstone Group, an investment and advisory firm from June 2007 to June 2008. Prior to joining The Blackstone Group, Mr. Woodward consulted for several private equity firms from January to June 2007. Mr. Woodward served as President and Chief Executive Officer of Serena Software, an application lifecycle management vendor, from November 1998 to December 2006. He joined Serena in November 1998 as the Vice President of Americas Sales, was promoted to Vice President Worldwide Operations in February 2000, and then promoted to President and Chief Executive Officer in May 2000. He served on Serena’s board of directors from June 2000 to December 2006. In February 2014, he joined the board of directors of Nintex, an independent software and workflow company. Mr. Woodward attended the University of California, Los Angeles.

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

David W. Packer has served as our Chief Sales Officer since November 2013 and was previously our Senior Vice President, Worldwide Field Operations from September 2008 to October 2013. From March 2005 to September 2008, Mr. Packer was employed by Borland Software, an open application lifecycle management solutions company, where he served as Senior Vice President, Worldwide Field Operations from January 2007 to August 2008 and as Vice President, Americas from March 2005 to January 2007. Mr. Packer earned his Bachelor of Arts degree in Economics & Political Science from Claremont McKenna College and his Master of Science degree from the Massachusetts Institute of Technology.

Robert Schoenthaler has served as our Chief Customer Officer since November 2013 and was previously our Chief Solutions Officer from July 2013 to October 2013. From April 2012 to June 2013, he served as our Senior Vice President, Customer Solutions, and from July 2007 to April 2012, he was our Senior Vice President, Deployment. From June 2006 to July 2007, Mr. Schoenthaler was the Managing Vice President of the High Tech industry segment at Hitachi Consulting, a business and consulting company. From January 1995 to February 2006, Mr. Schoenthaler worked at BearingPoint (formerly KPMG Consulting Inc.), a professional services firm offering management and consulting capabilities, where he helped lead their Consumer, Industrial and Technology practice. Mr. Schoenthaler earned his Bachelor of Science degree in Mechanical Engineering from Northwestern University.

There are no family relationships among any of our executive officers.

Available Information

Our website is located at www.e2open.com, and our investor relations website is located at http://investor.e2open.com/. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. Our Proxy Statements for our annual meetings of stockholders will be available after they are filed with the SEC. These filings are also available for download free of charge on our investor relations website. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of February 28, 2014 and February 28, 2013, we had accumulated deficits of $366.3 million and $341.2 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For fiscal 2014, our top ten customers accounted for 53.5% of our total revenue. For fiscal 2013, our top ten customers accounted for 68.4% of our total revenue, and two customers each accounted for at least 10% of our total revenue; BlackBerry accounted for 14.9% and Vodafone accounted for 12.1% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

We encounter long sales cycles, particularly with our larger customers, and seasonality in sales, which could have an adverse effect on the amount, timing and predictability of our revenue.

Our products have lengthy sales cycles, which typically extend from four to 12 months and may, in some instances, take longer than one year. Potential and existing customers, particularly larger enterprises, often commit significant resources to an evaluation of available solutions and services and require us to expend substantial time and resources in connection with our sales efforts. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and customer requirements. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale. Many of the risks relating to sales processes are beyond our control, including:

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. From February 28, 2013 to February 28, 2014, our employee headcount grew from 379 to 444. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

Due to our evolving business model and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new subscriptions or the renewal rate for existing subscriptions falls short of our expectations. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis. We believe that period-to-period comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Interruptions or delays in the services provided by third-party data centers and/or internet service providers could impair the delivery of our solutions and our business could suffer.

In North America, we host our solutions at Equinix co-location facilities in Sunnyvale and San Jose, California and a suburb of Chicago, Illinois. Exostar hosts our solutions for the aerospace and defense industry at third-party data centers and with third-party internet service providers outside of Washington, D.C. All of our solutions reside on hardware owned or leased and operated by us and Exostar at these locations. In China, we host our solutions at a data center in Shanghai operated by Shanghai Telecom. Our operations depend on the protection of the equipment and information we store in these third-party data centers and which third-party internet service providers transmit against damage or service interruptions that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war, criminal act, military action, terrorist attack and other similar events beyond our control. A prolonged service disruption affecting our solutions for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers from whom we receive recurring revenue or otherwise adversely affect our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers we use.

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

If we are unable to substantially utilize our net operating loss carryforward, our future cash tax liability may increase .

As of February 28, 2014, our net operating loss (“NOL”), carryforward amounts for U.S. federal income and state tax purposes were approximately $340.9 million and $69.2 million. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). We believe that there was an ownership change in a prior year, which resulted in an annual NOL limitation. In addition, new issuances of our common stock, which is within our control, and purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

We expect that the consideration we might pay for any future acquisitions of companies or technologies could include stock, rights to purchase stock, cash or some combination of the foregoing. In July 2013, we issued 451,593 shares of our common stock as partial consideration in connection with the acquisition of ICON. If we issue stock or rights to purchase stock in connection with future acquisitions, net income (loss) per share will be reduced and then-existing holders of our common stock may experience dilution.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the years ended February 28, 2014 and February 28, 2013, we spent $18.5 million and $15.0 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

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

Our revenue from subscriptions to our software and software-related support services accounted for approximately 79.2% and 58.4% of our total revenue for the years ended February 28, 2014 and February 28, 2013. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three to five years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software-related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 25.2% of our revenue for the fiscal year ended February 28, 2014 and 36.0% of our revenue for the fiscal year ended February 28, 2013. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

All of the common stock sold in our IPO in July 2012 is freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. All of the common stock sold in our secondary offering in January 2014 is freely tradable without restrictions or further registration under the Securities Act except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. As of February 28, 2014, 6,447,117 shares of common stock is restricted as a result of lock-up agreements or other contractual restrictions that restrict transfers for at least 60 days after the date of the secondary offering.

We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2003 Stock Plan and 2012 Equity Compensation Plan. Our 2012 Equity Compensation Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. These shares can be freely sold in the public market upon issuance and vesting.

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

As of February 28, 2014, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 22.4% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Our corporate headquarters are located in Foster City, California and consist of approximately 24,606 square feet of office space under a lease that expires in July 2018. Our headquarters accommodates our principal sales, marketing, professional services and administrative activities. We occupy space in Austin, Texas, consisting of 14,796 square feet under a lease that expires in December 2014 and space in Dallas, Texas, consisting of 12,211 square feet under a lease that expires in August 2014. We also occupy space in Kuala Lumpur, Malaysia consisting of 10,269 square feet under a lease that expires in May 2015, space in Karlsruhe, Germany consisting of 11,410 square feet under a lease that expires in November 2017 and space in Reading, United Kingdom, consisting of 3,300 square feet under a lease that expires in January 2015.

We use all of these facilities primarily for sales, professional services, customer support and software engineering. We also maintain sales offices in Taipei City, Taiwan, Paris, France, Dusseldorf, Germany, Helsinki, Finland, and Shanghai, China. We do not own any real property.

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

Securities

Our common stock has been listed on the NASDAQ Global Market under the symbol “EOPN” since July 26, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Year Ended February 28, 2013:
Second Quarter (from July 26, 2012 through August 31, 2012)	$13.60	$11.90
Third Quarter	$17.82	$12.85
Fourth Quarter	$20.24	$13.18
Year Ended February 28, 2014:
First Quarter	$22.00	$12.27
Second Quarter	$21.15	$13.91
Third Quarter	$26.00	$18.54
Fourth Quarter	$29.82	$19.94

On May 1, 2014, the last reported sale price of our common stock on the NASDAQ Global Market was $17.51 per share.

As of February 28, 2014, we had 223 holders of record of our common stock. The actual number of stockholders is greater than these numbers of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

There were no repurchases of our common stock in fiscal 2014.

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

The following graph shows a comparison from July 26, 2012 (the date our common stock commenced trading on the NASDAQ) through February 28, 2014 of the cumulative total return for our common stock, the Nasdaq Composite Index (COMP) and the Nasdaq Internet Index (QNET), assuming an initial investment of $100. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Nasdaq Internet Index assume reinvestment of dividends, if any.

	June 26, 2012	August 31, 2012	November 30, 2012	February 28, 2013	May 31, 2013	August 30, 2013	November 29, 2013	February 28, 2014
E2open, Inc.	$100	$94	$104	$145	$107	$149	$164	$204
NASDAQ Composite	$100	$106	$104	$109	$119	$124	$140	$149
NASDAQ Internet	$100	$106	$106	$118	$129	$148	$172	$194

Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2013, we issued 451,593 shares of common stock in connection with the acquisition of ICON, in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and/or Regulation S under the Securities Act. See Note 5, “Acquisition,” of Notes to Consolidated Financial Statements for further details on the transaction.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the future. We have derived the selected consolidated statements of operations data for the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 and selected consolidated balance sheet data as of February 28, 2014 and February 28, 2013 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the statements of operations data for the fiscal year ended February 28, 2011 and 2010 and the balance sheet data as of February 28, 2010 from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended February 28 or 29,
	2014	2013	2012	2011	2010
	(In thousands, except per share, users and trading partners data)
Consolidated Statements of Operations Data
Revenue
Subscriptions and support	$56,438	$43,793	$35,816	$39,419	$29,976
Professional services and other	14,803	31,145	23,871	16,104	14,401

Total revenue	71,241	74,938	59,687	55,523	44,377
Cost of revenue
Subscriptions and support	10,981	8,275	7,514	7,531	9,269
Professional services and other	16,996	15,037	14,116	11,774	11,493
Amortization of acquired intangibles	816	—	—	—	—

Total cost of revenue	28,793	23,312	21,630	19,305	20,762

Gross profit
Subscriptions and support	44,641	35,518	28,302	31,888	20,707
Professional services and other (4)	(2,193)	16,108	9,755	4,330	2,908

Total gross profit	42,448	51,626	38,057	36,218	23,615

Operating expenses:
Research and development	18,491	14,999	13,240	11,463	13,077
Sales and marketing	36,238	28,222	18,590	12,756	11,421
General and administrative	10,660	8,413	5,963	5,064	4,754
Acquisition-related expenses (5)	1,182	—	—	—	—
Amortization of acquired intangibles	688	—	—	—	—

Total operating expenses	67,259	51,634	37,793	29,283	29,252

Income (loss) from operations	(24,811)	(8)	264	6,935	(5,637)
Interest and other expense, net	(762)	(437)	(411)	(259)	(532)

Income (loss) before income taxes	(25,573)	(445)	(147)	6,676	(6,169)
Benefit from (provision for) income taxes	501	(264)	(78)	(33)	(349)

Net income (loss)	(25,072)	(709)	(225)	6,643	(6,518)
Undistributed earnings allocated to preferred stockholders	—	—	—	(6,643)	—

Net loss attributable to common stockholders:	$(25,072)	$(709)	$(225)	$—	$(6,518)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.95)	$(0.04)	$(0.04)	$—	$(1.55)

Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	26,415	17,490	5,918	5,788	4,210

Other Financial and Operational Data:
Adjusted EBITDA (1)	$(14,585)	$3,853	$2,517	$9,371	$(2,869)

Free cash flow (2)	$(10,835)	$(2,095)	$(2,495)	$(697)	$(5,325)

Number of unique registered trading partners (3)	38,548	35,302	30,772	26,440	22,529

Number of unique registered users (3)	125,960	108,846	88,012	73,377	62,528

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other income (expense), net, benefit from (provision for) income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
(2)	We define free cash flow as net cash provided by (used in) operating activities less capital expenditures, adjusted for payment of acquisition-related expenses. See “Free Cash Flow” below for more information and for a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(3)	We define unique registered trading partners and unique registered users as entities and individuals, respectively, that are connected to our network as of the balance sheet dates. We view the number of unique registered trading partners and unique registered users as key indicators of the reach of our network and the value our enterprise customers are deriving from out solutions.
(4)	See Gross Profit and Gross Margin discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
(5)	See Acquisition-related expenses discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Year Ended February 28 or 29,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Cost of revenue	$1,641	$621	$203	$223	$106
Research and development	460	184	84	108	82
Sales and marketing	2,035	749	259	154	155
General and administrative	1,375	691	181	92	102

Total stock-based compensation	$5,511	$2,245	$727	$577	$445

The following table sets forth our selected consolidated balance sheet data as of the dates presented:

	As of February 28 or 29,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,723	$20,262	$10,219	$10,060	$9,530
Investments in debt securities	22,915	26,981	—	—	—
Property and equipment, net	3,431	2,438	2,249	1,889	2,720
Working capital, excluding deferred revenue	62,638	46,815	10,069	10,417	7,808
Total assets	130,711	73,468	32,693	26,418	24,474
Non-current portion of notes payable and capital lease obligations	2,599	562	668	1,667	166
Convertible preferred stock	—	—	83,491	83,346	83,346
Total stockholders’ equity (deficit)	59,824	19,093	(33,204)	(34,027)	(41,697)

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

Adjusted EBITDA is defined as net income (loss) adjusted for interest and other income (expense), net, benefit from (provision for) income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. Management believes that the use of Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of results of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Management believes that it is useful to exclude certain non-cash charges, such as depreciation and amortization, and stock-based compensation, and non-core operational charges, such as acquisition-related expenses, interest and other expense, net from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing and pricing of new stock-based awards, acquisitions or restructurings, as the case may be.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated:

	Year Ended February 28 or 29,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(25,072)	$(709)	$(225)	$6,643	$(6,518)
Interest and other expense, net	762	437	411	259	532
Provision for (benefit from) income taxes	(501)	264	78	33	349
Depreciation and amortization	3,533	1,616	1,526	1,859	2,323
Stock-based compensation	5,511	2,245	727	577	445
Acquisition-related expenses	1,182	—	—	—	—

Adjusted EBITDA	$(14,585)	$3,853	$2,517	$9,371	$(2,869)

Free Cash Flow

Free cash flow is a key measure used in our internal operating reports and allows us to manage the cash available to fund our debt obligations and potential strategic initiatives. Management believes that free cash flow is useful to investors as a supplemental measure to evaluate our business over time.

Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures, adjusted for payment of acquisition-related expenses. Capital expenditures consist of purchases of property, equipment and software. Management believes that the presentation of free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operating performance and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

	Year Ended February 28 or 29,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$(11,688)	$(957)	$(826)	$88	$(4,401)
Capital expenditures	(213)	(1,138)	(1,669)	(785)	(924)
Acquisition-related expenses	1,066	—	—	—	—

Free cash flow	$(10,835)	$(2,095)	$(2,495)	$(697)	$(5,325)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Our fiscal year end is the last day of February. We refer to our fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 as fiscal 2014, fiscal 2013 and fiscal 2012.

Overview

We are a leading provider of cloud-based, on-demand software solutions delivered on an integrated platform that enables companies to collaborate with their trading partners to manage demand they cannot predict with supply they do not control. Our software applications allow network participants to input, access and share data and execute business processes across internal operating units and external entities in a secure, real-time and cost-effective manner. We refer to the combination of our software applications delivered on our cloud-based platform, the content contributed by our network participants and our enabling services as the E2open Business Network. The E2open Business Network supports key operational business processes of our customers and their trading partners, including supply chain management, procurement, sales and finance functions. These functions enable our customers to share product information, forecasts, inventory positions, sales orders, purchase orders, manufacturing work orders, quality and environmental data, shipments, invoices and payments with their trading partners.

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

On July 30, 2013, we acquired ICON-SCM AG (“ICON”), a market leader in supply chain planning and collaboration, in a transaction valued at $26.6 million in total consideration. We acquired assets of $16.9 million, including $12.9 million of intangible assets, and assumed $12.8 million of liabilities. We recorded goodwill of $22.6 million. The key factor attributable to the creation of goodwill by the transaction is that, by combining ICON’s integrated planning and analytics capabilities with our Business Network, we expand our market opportunity and solution portfolio, accelerate our product roadmap, and extend our position as the leader in the collaborative planning and execution space. As of the date of acquisition, the identifiable intangibles comprise developed technology valued at $7.0 million and customer relationships valued at $5.9 million.

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

As of February 28, 2014, we had 331 customers, of which 106 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 225 customers purchase our network connectivity solutions directly. For the year ended February 28, 2014, Enterprise Customers represented 99.5% of total revenue. During the year ended February 28, 2014, we retained 97.4% of our Enterprise Customers and the total dollars billed to these customers was over 100% of the dollars billed to the same customers for the prior year. This reflects our ability to both retain and increase the revenue generated from our existing customers. We believe we have yet to significantly penetrate our customer base and have a significant opportunity to upsell additional solutions to our existing customers. The total number of Enterprise Customers was 56 as of February 29, 2012 and increased 35.7% to 76 as of February 28, 2013 and increased 39.5% to 106 as of February 28, 2014. Our customers represent a wide range of industries and include many of the Fortune 500, among them six out of the top ten supply chains in the world according to Gartner. The E2open Business Network is a community comprising our customers, approximately 38,500 unique registered trading partners and approximately 126,000 unique registered users.

On January 24, 2014, we sold 4,660,557 shares of common stock to the public (inclusive of 2,553,519 shares of common stock sold by selling stockholders). The public offering price of the shares sold in the offering was $25.0 per share. After deducting underwriting discounts and commissions and offering expenses paid by us, the aggregate net proceeds received by us totaled approximately $49.2 million.

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Finland, Malaysia and Taiwan. For fiscal 2014, fiscal 2013 and fiscal 2012, the percentage of our revenue generated from customers outside the United States was 25.2%, 36.0% and 38.2%. For fiscal 2014, revenue from customers headquartered in the United States grew faster than revenue generated from international customers. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In fiscal 2011, we grew our sales team in Europe. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In fiscal 2013, we opened offices in France and Scandinavia. In fiscal 2014, we acquired ICON, and continued to hire sales personnel in the United States, Europe and China. Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We intend to further enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

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

Sources of Revenue

We generate our revenue primarily from selling access to our cloud-based platform of on-demand software solutions, which we refer to as subscriptions and support, through our field sales organization and alliance partners. We also generate revenue from professional services by helping our customers deploy our software applications. Our customer contracts typically have terms of three to five years in length and we invoice our customers for subscriptions and support in advance for annual use of our software solutions.

	Year Ended February 28 or 29,
	2014	2013	2012
	(Dollars in thousands)
Revenue by type:
Subscriptions and support	$56,438	$43,793	$35,816
Professional services and other	14,803	31,145	23,871

Total	$71,241	$74,938	$59,687

Percentage of revenue by type:
Subscriptions and support	79.2%	58.4%	60.0%
Professional services and other	20.8	41.6	40.0

Total	100.0%	100.0%	100.0%

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

Professional Services and Other. Professional services and other revenue is derived primarily from fees for enabling services, such as solution consulting, solution deployment and B2B on-boarding, that help our customers deploy our solutions. These services are sold in conjunction with the sale of our on-demand software solutions or on a standalone basis. We provide professional services both on a fixed-fee and a time-and-materials basis, and invoice our customers in advance, monthly, or upon reaching project milestones.

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

Bookings, Billings and Backlog. We generally recognize subscription and support revenue from our customer agreements over the terms of those agreements. For this reason, a significant portion of our revenue in any period will be from customer agreements signed in prior periods rather than new business activity signed during such period. In order to assess our business performance with metrics that more fully reflect current period business activity, we track bookings, billings and backlog. Bookings represent the full value of customer orders or contracts signed during a reporting period. The value of our bookings is impacted by new contracts, renewals, amendments and terminations. New and upsell bookings represent orders from new customers and add-on sales to existing customers. Renewal bookings represent the extension of the term of a contract with an existing customer. Billings represent invoices issued to customers during the period. Backlog represents the cumulative value of bookings existing at the end of the period less the cumulative amount billed to customers. Due to the seasonality of our sales, bookings and backlog fluctuate from quarter to quarter throughout the fiscal year. Total bookings for fiscal 2014 were $98.2 million compared to $125.1 million for fiscal 2013. New and upsell bookings were up 16.8% to $82.1 million for fiscal 2014 from $70.3 million for fiscal 2013. New and upsell subscriptions and support bookings were up 79.0% to $70.8 million for fiscal 2014 from $39.6 million for fiscal 2013.

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

The number of unique registered trading partners in the E2open Business Network increased to 38,548 as of February 28, 2014 from 35,302 as of February 28, 2013, or by 9.2%. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users . We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased to 125,960 as of February 28, 2014 from 108,846 as of February 28, 2013, or by 15.7%.

Key Financial Performance Measures

We monitor the key financial metrics set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies.

	Year Ended February 28 or 29,
	2014	2013	2012
	(Dollars in thousands)
Revenue	$71,241	$74,938	$59,687
Gross profit	$42,448	$51,626	$38,057
Gross margin	59.6%	68.9%	63.8%
Net loss	$(25,072)	$(709)	$(225)
Adjusted EBITDA (1)	$(14,585)	$3,853	$2,517
Operating cash flow	$(11,688)	$(957)	$(826)
Free cash flow (2)	$(10,835)	$(2,095)	$(2,495)

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other income (expense), net, benefit from (provision for) income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).
(2)	Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures, adjusted for payment of acquisition-related expenses. See “Free Cash Flow” below for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Gross Profit and Gross Margin. Gross profit and gross margin have been and will continue to be affected by a variety of factors, including the average sales price of our products, the mix of solutions sold, the mix of revenue between subscriptions and support and professional services, and our level of investment in operating infrastructure. Our gross profit and gross margin were $42.4 million, or 59.6%, for fiscal 2014, $51.6 million, or 68.9%, for fiscal 2013 and, $38.1 million, or 63.8%, for fiscal 2012. We expected gross profit and gross margin to decline for fiscal 2014 compared to fiscal 2013 as we invested in the enablement of partners to deploy our solutions.

Gross margin on subscriptions and support revenue and professional services revenue was 79.1% and (14.8)% for fiscal 2014. Gross margin on subscriptions and support revenue and professional services revenue was 81.1% and 51.7% for fiscal 2013. Gross margin on subscriptions and support revenue and professional services revenue was 79.0% and 40.9% for fiscal 2012.

An increase in the proportion of our total revenue generated by sales of subscriptions and support for our on-demand software applications would increase our overall margins, due to the higher margins on subscriptions and support compared to professional services. Our gross margin may also fluctuate due to the timing of revenue recognition for our on-demand solutions and services, since our cost of revenue is recognized as incurred whereas revenue on certain arrangements with customers is recognized over the contract term. Additionally, while we invest in the growth of our deployment service capabilities through partner enablement, our professional services revenues and margins may decrease.

Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) adjusted for interest and other income (expense), net, benefit from or provision for income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. Management believes that the use of Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their reported GAAP results.

Management believes that it is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation, and non-core operational charges, such as interest and other income (expense), net and acquisition-related expenses from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing and pricing of new stock-based awards, acquisitions or restructurings, as the case may be.

Our Adjusted EBITDA was $(14.6) million for fiscal 2014 compared to $3.9 million for fiscal 2013 and $2.5 million for fiscal 2012. The fluctuation in Adjusted EBITDA resulted primarily from our continued investment in research and development and sales and marketing, fluctuations in revenue as described in the Results of Operations section, and executing our strategy to grow deployment service capabilities through partner enablement.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended February 28 or 29,
	2014	2013	2012
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(25,072)	$(709)	$(225)
Interest and other expense, net	762	437	411
Provision for (benefit from) income taxes	(501)	264	78
Depreciation and amortization	3,533	1,616	1,526
Stock-based compensation	5,511	2,245	727
Acquisition-related expenses	1,182	—	—

Adjusted EBITDA	$(14,585)	$3,853	$2,517

Free Cash Flow. Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures, adjusted for payment of acquisition-related expenses. Capital expenditures consist of purchases of property, equipment and software. Acquisition-related expenses consist of third-party accounting and legal services, travel expenses and other personnel-related expenses incurred solely to prepare for and execute an acquisition. The following table details our calculation (and reconciliation to net cash provided by (used in) operating activities) of free cash flow. Free cash flow is a key measure used in our internal operating reports and allows us to manage the cash available to fund our debt obligations and potential strategic initiatives. Management believes that free cash flow is useful to investors as a supplemental measure to evaluate our business over time. Further, the presentation of free cash flow provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Our free cash flow was $(10.8) million for fiscal 2014, compared to $(2.1) million for fiscal 2013. The decrease in free cash flow was due primarily to increased investment in research and development, sales and marketing and deployment capacity. This is consistent with our strategy to expand our product offerings and customer base to help drive future revenue growth. Our free cash flow for fiscal 2013 was $(2.1) million compared to $(2.5) million for fiscal 2012 due to increased sales, improved management of our spending and working capital management.

	Year Ended February 28 or 29,
	2014	2013	2012
	(Dollars in thousands)
Free Cash Flow Data:
Net cash used operating activities	$(11,688)	$(957)	$(826)
Capital expenditures	(213)	(1,138)	(1,669)
Acquisition-related expenses	1,066	—	—

Free cash flow	$(10,835)	$(2,095)	$(2,495)

We expect to continue to incur negative free cash flow for fiscal 2015 as we continue to invest in the development and implementation of new solutions and software applications, expand our sales and marketing resources in order to further penetrate our market both in the United States and internationally, and invest in the enablement of partners to deploy and sell our solutions.

Costs and Expenses

Cost of Revenue

Cost of Subscriptions and Support Revenue

Cost of subscriptions and support revenue consists of costs related to third-party hosting of our equipment, software license fees, amortization of acquired developed technology, salaries, benefits and other personnel-related expenses included in our operations and customer support departments, as well as an allocation of facilities, information technology and overhead costs. We expect the absolute cost of revenue to increase as we continue to invest in our business.

Cost of Professional Services and Other Revenue

Cost of professional services and other revenue consists of costs related to delivery of our software solutions, software license fees, salaries, benefits and other personnel-related expenses included in our professional services department, as well as an allocation of facilities, information technology and overhead costs. The cost associated with providing professional services is significantly higher as a percentage of professional services and other revenue than the cost associated with delivering our on-demand software applications due to the labor-intensive nature of providing professional services. We expect the absolute cost of professional services and other revenue to increase as we continue to invest in our business.

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

Sales and Marketing

Sales and marketing expense consists of salaries, benefits and other personnel-related expenses, including sales commissions, advertising and marketing materials, trade shows and other marketing events, travel and entertainment expenses, as well as an allocation of facilities, information technology and overhead costs. We intend to continue to invest in sales and marketing to pursue new customers and expand relationships with existing customers and to develop indirect sales channels. Accordingly, we expect sales and marketing expense to increase in absolute dollars in future periods.

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

Interest and Other Expense, Net

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

Results of Operations

Fiscal Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Year Ended February 28 or 29,			2013 to 2014 Change		2012 to 2013 Change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Revenue
Subscriptions and support	$56,438	$43,793	$35,816	$12,645	28.9%	$7,977	22.3%
Professional services and other	14,803	31,145	23,871	(16,342)	(52.5)	7,274	30.5

Total revenue	71,241	74,938	59,687	(3,697)	(4.9)	15,251	25.6
Cost of Revenue
Subscriptions and support	10,981	8,275	7,514	2,706	32.7	761	10.1
Professional services and other	16,996	15,037	14,116	1,959	13.0	921	6.5
Amortization of acquired intangibles	816	—	—	816	100.0	—	100.0

Total cost of revenue	28,793	23,312	21,630	5,481	23.5	1,682	7.8
Gross profit
Subscriptions and support	44,641	35,518	28,302	9,123	25.7	7,216	25.5
Professional services and other	(2,193)	16,108	9,755	(18,301)	(113.6)	6,353	65.1

Total gross profit	$42,448	$51,626	$38,057	$(9,178)	$(17.8)%	$13,569	$35.7%

Gross margin
Subscriptions and support (1)	79.1%	81.1%	79.0%		(2.0)%		2.1%
Professional services and other (1)	(14.8)	51.7	40.9		(66.5)		10.8

Total gross margin	59.6%	68.9%	63.8%		(9.1)%		5.1%

	Year Ended February 28 or 29,			2013 to 2014 Change		2012 to 2013 Change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Total bookings	$98,233	$125,139	$72,615	$(26,906)	(21.5)%	$52,524	72.3%

New and upsell bookings	$82,073	$70,288	$51,001	$11,785	16.8%	$19,287	37.8%

Billings	$73,379	$72,173	$60,108	$1,206	1.7%	$12,065	20.1%

Backlog at end of year	$161,926	$131,457	$78,617	$30,469	23.2%	$52,840	67.2%

(1)	The table presents gross margin as a percentage of each component of revenue.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Year Ended February 28 or 29,			2013 to 2014 Change		2012 to 2013 Change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Subscriptions and support	$328	$179	$58	$149	83.2%	$121	208.6%
Professional services and other	1,313	442	145	871	197.1	297	204.8

Total cost of revenue	$1,641	$621	$203	$1,020	164.3%	$418	205.9%

Revenue and Bookings

The total number of our Enterprise Customers was 43 as of the beginning of fiscal 2012 and grew 146.5% to 106 as of the end of fiscal 2014. During this period, we increased our investment in sales and marketing, leveraged our customer network and expanded further to adjacent verticals to add new customers and create new markets for our products both domestically and abroad. Following the initial deployment of our solutions to our customers, we have been able to sell additional solutions and services to them. Typically, we sell additional solutions and services to our existing customers when they experience returns on investment from the use of our solutions in one business process or business unit, and they choose to purchase more solutions for additional business processes or business units. With these initiatives, we experienced growth in our subscriptions and support revenue from fiscal 2012 to fiscal 2014 due to both the addition of new customers and the increased volume of sales of additional solutions. We also experienced growth in our professional services revenue from fiscal 2012 to 2013 due to both the addition of new customers the increased volume of sales of additional services to our existing customer base. In fiscal 2014, however, our professional services revenue decreased while we focused in the growth of our deployment service capabilities through partner enablement. Pricing changes have not had a significant impact on our revenue from fiscal 2012 to 2014.

We continue to develop new products and services to introduce to both our existing and new customers. In addition, in July 2013, we acquired ICON, a market leader in supply chain planning and collaboration. We expanded our market opportunity and solution portfolio to our product roadmap, and extended our position as a leader in the collaborative planning and execution space.

2014 compared to 2013. Total revenue for fiscal 2014 was $71.2 million. Subscriptions and support revenue and professional services and other revenue comprised 79.2% and 20.8% of the total revenue. Total revenue decreased by $3.7 million, or 4.9%, from fiscal 2013 to fiscal 2014. Total revenue for fiscal 2013 included $3.5 million of revenue accelerated from future periods associated with a contract amendment which would have been recognized through fiscal 2015, absent the amendment.

Subscriptions and support revenue for fiscal 2014 increased 28.9% to $56.4 million compared to $43.8 million for fiscal 2013. Subscriptions and support revenue increased $5.2 million from new customers and $7.4 million from existing customers. Subscriptions and support revenue for fiscal 2014 included $1.7 million of revenue attributable to the acquisition of ICON.

Professional services revenue for fiscal 2014 decreased 52.4% to $14.8 million compared to $31.1 million for fiscal 2013 consistent with our strategy to enable partners to deploy our solutions. Professional services revenue from new customers was $5.2 million. Professional services revenue from existing customers decreased $21.5 million due primarily to the timing of deployments, and difference in the timing of revenue recognition. Revenue for fiscal 2014 included $2.4 million of professional services revenue attributable to the acquisition of ICON.

For fiscal 2014, no single customer accounted for more than 10% of revenue. For fiscal 2014, revenue attributable to customers headquartered in the United States accounted for more 74.8% of total revenue.

Total bookings for fiscal 2014 were $98.2 million, compared to $125.1 million in fiscal 2013. Total bookings in fiscal 2013 were higher due primarily to the timing of multi-year subscription contracts renewal by several of our customers. Fiscal 2013 benefited from renewals of several of our large customers, including Exostar, Vodafone, Celestica and IBM, from which we recognize revenue in fiscal 2014, and will continue to recognize revenue in future periods through the term of the contracts. In fiscal 2014, we added of 31 new customers and sold additional software solutions to existing customers resulting in an increase in new and upsell bookings of $11.8 million, or 16.8%, over fiscal 2013. Total new and upsell bookings were $82.1 million in fiscal 2014 and $70.3 million in fiscal 2013. Subscriptions and support new and upsell bookings were $70.8 million in fiscal 2014 and $39.6 million in fiscal 2013. The changes in revenue and bookings are not necessarily directly correlated with each other in a given year due to multi-year terms of our customer agreements, the recognition in most cases of subscriptions revenue over the term of each customer agreement, and the recognition of professional services revenue either over the period in which the services are performed or upon project completion.

2013 compared to 2012. Total revenue for fiscal 2013 was $74.9 million. Subscriptions and support revenue and professional services revenue comprised 58% and 42% of the total revenue. Total revenue increased by $15.3 million, or 25.6%, from fiscal 2012 to fiscal 2013. Total revenue for fiscal 2013 included $3.5 million of revenue accelerated from future periods associated with a contract amendment which would have been recognized through fiscal 2015, absent the amendment.

Subscriptions and support revenue for fiscal 2013 was $43.8 million compared to $35.8 million for fiscal 2012. Subscriptions and support revenue from new customers increased $1.7 million and increased $6.3 million from existing customers. In addition, there was a $0.5 million increase in subscriptions and support revenue associated with the aforementioned contract amendment

Professional services revenue for fiscal 2013 was $31.1 million compared to $23.9 million for fiscal 2012. Professional services revenue from new customers increased $2.0 million. Professional services revenue from existing customers increased $5.2 million. In addition, there was a $3.0 million increase in professional services revenue associated with the aforementioned contract amendment.

For fiscal 2013, we had two customers, BlackBerry and Vodafone, that each accounted for more than 10% of revenue. For fiscal 2013, revenue attributable to customers headquartered in the United States, Canada and United Kingdom each accounted for more than 10% of total revenue.

Total bookings increased $52.5 million, or 72.3%, from fiscal 2012 to fiscal 2013. New and upsell bookings increased $19.3 million, or 37.8%, from fiscal 2012 to fiscal 2013 due to the addition of new customers and sales of additional software solutions and professional services to existing customers, reflecting the improved productivity from our investment in sales and marketing.

Cost of Revenue

Total cost of revenue fluctuates from period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

2014 compared to 2013. Total cost of revenue increased by $5.5 million, or 23.5%, for fiscal 2014 compared to fiscal 2013. The increase in total cost of revenue was attributable primarily to a $4.6 million increase in personnel-related costs, including personnel absorbed from the ICON acquisition, and full-time contractors, and $0.8 million amortization of intangible assets acquired from ICON.

Total cost of subscriptions and support revenue increased $3.5 million, or 42.6% for fiscal 2014 compared to fiscal 2013. The increase was attributable primarily to a $2.7 million increase in personnel-related costs, including full-time contractors. Increase in personnel costs is a result of expansion of the customer base and network users we serve. In fiscal 2014, we recorded $0.8 million amortization of intangible assets acquired from ICON.

Total cost of professional services and other revenue increased $2.0 million, or 13.0% for fiscal 2014 compared to fiscal 2013. The increase was attributable primarily to a $1.9 million increase in personnel-related costs, including full-time contractors. Increase in personnel costs is a result of expansion of the customer base we deliver our software solutions to and the investment to enable partners to deploy our solutions.

2013 compared to 2012. Total cost of revenue increased $1.7 million, or 7.8%, for fiscal 2013 compared to fiscal 2012. The increase in total cost of revenue was attributable primarily to a $1.9 million increase in employee-related expenses driven by increased headcount to provide services to our customers.

Gross Profit and Gross Margin

Gross profit and gross margin is impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements over the contract term or upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

2014 compared to 2013. Total gross profit decreased $9.2 million, or 17.8%, for fiscal 2014 compared to fiscal 2013, and gross margin declined from 68.9% to 59.6%. Gross margin on subscriptions and support revenue and professional services and other revenue was 79.1% and (14.8)% for fiscal 2014 compared to 81.1% and 51.7% for fiscal 2013. The decrease in gross profit and gross margin reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions for fiscal 2014.

2013 compared to 2012. Total gross profit increased $13.6 million, or 35.7%, for fiscal 2013 compared to fiscal 2012, and gross margin increased from 63.8% in fiscal 2012 to 68.9% in fiscal 2013. Gross margin on subscriptions and support revenue and professional services revenue was 81.1% and 51.7% for fiscal 2013 compared to 79.0% and 40.9% for fiscal 2012. The increase in gross profit and gross margin is impacted by the timing of when we record our revenue and costs related to arrangements with customers.

Operating Expenses

	Year Ended February 28 or 29,			2013 to 2014 Change		2012 to 2013 Change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Research and development	$18,491	$14,999	$13,240	3,492	23.3%	$1,759	13.3%
Sales and marketing	36,238	28,222	18,590	8,016	28.4	9,632	51.8
General administrative	10,660	8,413	5,963	2,247	26.7	2,450	41.1
Acquisition-related expenses	1,182	—	—	1,182	100.0	—	—
Amortization of acquired intangibles	688	—	—	688	100.0	—	—

Total operating expenses	$67,259	$51,634	$37,793	$15,625	30.3%	$13,841	36.6%

Research and Development

2014 compared to 2013. Research and development expense increased $3.5 million, or 23.3%, for fiscal 2014 compared to fiscal 2013. The increase was attributable to an increase of $2.7 million in employee-related costs attributable to increasing headcount, including personnel absorbed from the ICON acquisition, and $0.8 million increase in software and hardware costs attributed to increased product development activities, including work done on integrating ICON products into our solution. As a percentage of revenue, research and development expense was 26.0% for fiscal 2014 and 20.0% for fiscal 2013.

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

Sales and Marketing

2014 compared to 2013. Sales and marketing expense increased $8.0 million, or 28.4%, for fiscal 2014 compared to fiscal 2013. The increase was attributable primarily to $7.3 million increase in personnel-related costs as we continue to expand our field sales organization globally. Marketing costs increased $0.6 million in fiscal 2014 compared to fiscal 2013, in line with our strategy to introduce the capabilities of our products to new and prospective customers and increase our investment in indirect channels. As a percentage of revenue, sales and marketing expense increased from 37.7% for fiscal 2013 to 50.9% for fiscal 2014 reflecting our investment in sales and marketing to drive business growth.

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

General and Administrative

2014 compared to 2013. General and administrative expense increased $2.2 million, or 26.7%, for fiscal 2014 compared to fiscal 2013. In fiscal 2014, we increased our headcount and improved our infrastructure to support the growth of the business, becoming a public company, and the increased number of physical locations managed. The increase was attributable to a $1.3 million increase in employee-related expenses, $0.2 million increase in fees paid to contractors for administrative services, and $0.7 million increase in facility costs. As a percentage of revenue, general and administrative expenses were 15.0% for fiscal 2014 and 11.2% for fiscal 2013.

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

Acquisition-related Expenses

Acquisition-related expenses were $1.2 million for fiscal 2014. These expenses comprised third-party accounting and legal services, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisition of ICON. As a percentage of revenue, acquisition-related expenses were 1.7% for fiscal 2014. There were no such acquisitions in 2013 and 2012.

Amortization of Acquired Intangibles

Amortization of developed technology acquired from ICON was $0.8 million for fiscal 2014, and is recorded as part of cost of revenues. As a percentage of revenue, amortization of acquired developed technology intangibles was 1.1% for fiscal 2014.

Amortization of customer relationships acquired from ICON was $0.7 million for fiscal 2014, and is recorded as part of operating expenses. As a percentage of revenue, amortization of acquired customer relationships intangibles was 1.0% for fiscal 2014.

Interest and Other Expense, Net

	Year Ended February 28 or 29,			2013 to 2014 Change		2012 to 2013 Change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Interest income	$114	$97	$2	$17	17.5%	$95	4,750.0%
Interest expense	(253)	(247)	(185)	(6)	2.4	(62)	33.5
Other expense, net	(623)	(287)	(228)	(336)	117.1	(59)	25.9

Total interest and other expense, net	$(762)	$(437)	$(411)	$(325)	74.4%	$(26)	6.3%

2014 compared to 2013. Interest and other expense, net was $0.8 million in fiscal 2014 compared to $0.4 million in 2013. In fiscal 2014, we incurred net foreign exchange losses primarily on Euro-denominated transactions.

2013 compared to 2012. For fiscal 2013, interest income increased from investments in available-for-sale securities. This increase was offset by higher interest expense from capital leases and notes payable, and net transaction losses on foreign exchange.

Provision for (benefit from) income taxes

	Year Ended February 28 or 29,			2013 to 2014 Change		2012 to 2013 Change
	2014	2013	2012	$	%	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(501)	$264	$78	$(765)	289.8%	$186	238.5%

2014 compared to 2013. We recognized an income tax benefit of $0.5 million for fiscal 2014 compared to an income tax provision of $0.3 million for fiscal 2013. The income tax benefit in fiscal 2014 resulted primarily from the tax effect of the amortization of acquired intangible assets from ICON, offset by the effect of foreign income taxes.

2013 compared to 2012. We recognized an income tax provision of $0.3 million for fiscal 2013 compared to $0.1 million for fiscal 2012. The increase resulted from additional foreign income taxes for fiscal 2013.

Quarterly Results of Operations

The following tables present our unaudited consolidated quarterly results of operations data in dollars and as a percentage of revenue for each of the eight most recent quarters commencing with the quarter ended May 31, 2012 and ending with the quarter ended February 28, 2014. We have prepared this information on a basis consistent with our audited consolidated financial statements and have included all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to fairly present our operating results for the quarters presented. You should read the following tables in conjunction with our audited and unaudited consolidated financial statements and related notes appearing elsewhere in this report. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that comparisons of our quarterly results of operations should not be relied upon as an indication of our future performance. The items discussed below highlight unusual events and circumstances that make comparability between quarters difficult.

	Three Months Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012
	(In thousands, except per share data)
Revenue
Subscriptions and support	$16,313	$14,400	$13,433	$12,292	$11,633	$11,215	$11,131	$9,814
Professional services and other	3,057	3,860	4,579	3,307	5,978	7,748	11,760	5,659

Total revenue	19,370	18,260	18,012	15,599	17,611	18,963	22,891	15,473
Cost of revenue
Subscriptions and support	3,039	2,769	2,645	2,528	2,063	2,175	1,998	2,039
Professional services and other	4,144	4,309	4,486	4,057	4,029	3,691	3,664	3,653
Amortization of acquired intangibles	350	408	58	—	—	—	—	—

Total cost of revenue	7,533	7,486	7,189	6,585	6,092	5,866	5,662	5,692

Gross profit
Subscriptions and support	12,924	11,223	10,730	9,764	9,570	9,040	9,133	7,775
Professional services and other	(1,087)	(499)	93	(750)	1,949	4,057	8,096	2,006

Total gross profit	11,837	10,774	10,823	9,014	11,519	13,097	17,229	9,781

Operating expenses:
Research and development	4,786	5,099	4,533	4,073	3,729	3,621	3,557	4,092
Sales and marketing	9,904	9,683	8,752	7,899	8,054	7,393	6,628	6,147
General and administrative	3,158	2,413	2,641	2,448	2,304	2,050	2,277	1,782
Acquisition-related expenses	51	340	791	—	—	—	—	—
Amortization of acquired intangibles	294	369	25	—	—	—	—	—

Total operating expenses	18,193	17,904	16,742	14,420	14,087	13,064	12,462	12,021

Income (loss) from operations	(6,356)	(7,130)	(5,919)	(5,406)	(2,568)	33	4,767	(2,240)
Interest and other income (expense), net	(383)	(461)	31	51	(120)	(53)	(169)	(95)

Income (loss) before income taxes	(6,739)	(7,591)	(5,888)	(5,355)	(2,688)	(20)	4,598	(2,335)
Benefit from (provision for) income taxes	366	209	(35)	(39)	(127)	(62)	(32)	(43)

Net income (loss)	(6,373)	(7,382)	(5,923)	(5,394)	(2,815)	(82)	4,566	(2,378)

Net income (loss) per share
Basic	$(0.23)	$(0.28)	$(0.23)	$(0.21)	$(0.11)	$—	$0.33	$(0.38)

Diluted	$(0.23)	$(0.28)	$(0.23)	$(0.21)	$(0.11)	$—	$0.19	$(0.38)

Weighted average shares used to compute net income (loss) per share:
Basic	27,497	26,545	26,018	25,615	25,178	25,021	13,875	6,190

Diluted	27,497	26,545	26,018	25,615	25,178	25,021	24,421	6,190

	Three Months Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012
Revenue
Subscriptions and support	84.2%	78.9%	74.6%	78.8	66.1%	59.1%	48.6	63.4%
Professional services and other	15.8	21.1	25.4	21.2	33.9	40.9	51.4	36.6

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenue (1)
Subscriptions and support	20.8	22.1	20.1	20.6	17.7	19.4	17.9	20.8
Professional services and other	135.6	111.6	98.0	122.7	67.4	47.6	23.1	64.6

Total cost of revenue	38.9	41.0	39.9	42.2	34.6	30.9	24.8	36.8

Gross margin (1)
Subscriptions and support	79.2	77.9	79.9	79.4	82.3	80.6	82.1	79.2
Professional services and other	(35.6)	(11.6)	2.0	(22.7)	32.6	52.4	68.8	35.4

Total gross margin	61.1	59.0	60.1	57.8	65.4	69.1	75.2	63.2
Operating expenses:
Research and development	24.7	27.9	25.2	26.1	21.2	19.1	15.5	26.4
Sales and marketing	51.1	53.0	48.6	50.6	45.7	39.0	29.0	39.7
General and administrative	16.3	13.2	14.7	15.7	13.1	10.8	9.9	11.5
Acquisition-related expenses	0.3	1.9	4.4	—	—	—	—	—
Amortization of acquired intangibles	1.5	2.0	0.1	—	—	—	—	—

Total operating expenses	93.9	98.1	92.9	92.4	80.0	68.9	54.4	77.7

Income (loss) from operations	(32.8)	(39.0)	(32.9)	(34.7)	(14.6)	0.2	20.8	(14.5)
Interest and other income (expense), net	(2.0)	(2.5)	0.2	0.3	(0.7)	(0.3)	(0.7)	(0.6)

Income (loss) before income taxes	(34.8)	(41.5)	(32.7)	(34.3)	(15.3)	(0.1)	20.1	(15.1)
Provision for (benefit from) income taxes	1.9	1.1	(0.2)	(0.3)	(0.7)	(0.3)	(0.1)	(0.3)

Net income (loss)	(32.9)%	(40.4)%	(32.9)%	(34.6)%	(16.0)%	(0.4)%	19.9%	(15.4)%

(1)	The table above shows cost of revenue and gross margin as a percentage of each component of revenue.

	Three Months Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012
	(Dollars in thousands)
Other Financial and Operational Data:
Adjusted EBITDA (1)	$(3,582)	$(4,015)	$(2,831)	$(4,157)	$(1,474)	$1,044	$5,635	(1,352)

Free cash flow (2)	$4,027	$(7,588)	$(3,939)	$(3,335)	$4,117	$1,242	$(5,977)	$(1,477)

Number of unique registered trading partner (3)	38,548	37,931	37,048	36,238	35,302	34,740	33,371	32,390
Number of unique registered users (3)	125,960	122,739	117,212	112,903	108,846	105,060	99,292	94,708

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other income (expense), net, benefit from or provision for income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. See “Adjusted EBITDA” in the “Key Financial Performance Measures” of this section for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
(2)	We define free cash flow as net cash provided by (used in) operating activities less capital expenditures, adjusted for payment of acquisition-related expenses. See “Free Cash Flow” in the “Key Financial Performance Measures” of this section for more information and for a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(3)	We define unique registered trading partners and unique registered users as current entities and individuals that are connected to our network as of the balance sheet date. We view the number of unique registered trading partners and unique registered users as key indicators of the reach of our network and the value our enterprise customers are deriving from our solutions.

Stock-based compensation included in the consolidated statements of operations data above was as follows:

	Three Months Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012
	(Dollars in thousands)
Cost of revenue	$509	$403	$497	$232	$177	$181	$142	$121
Research and development	111	133	148	68	54	52	25	53
Sales and marketing	569	559	617	290	261	206	137	145
General and administrative	313	351	456	255	182	171	178	160

Total stock-based compensation	$1,502	$1,446	$1,718	$845	$674	$610	$482	$479

Adjusted EBITDA

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012
	(Dollars in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(6,373)	$(7,382)	$(5,923)	$(5,394)	$(2,815)	$(82)	$4,566	$(2,378)
Interest and other income (expense), net	383	461	(31)	(51)	120	53	169	95
Benefit from (provision for) income taxes	(366)	(209)	35	39	127	62	32	43
Depreciation and amortization	1,221	1,329	579	404	420	401	386	409
Stock-based compensation	1,502	1,446	1,718	845	674	610	482	479
Acquisition-related expenses	51	340	791	—	—	—	—	—

Adjusted EBITDA	$(3,582)	$(4,015)	$(2,831)	$(4,157)	$(1,474)	$1,044	$5,635	$(1,352)

Free Cash Flow

A reconciliation of net cash provided by (used in) operating activities to free cash flow is presented below:

	Three Months Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012
	(Dollars in thousands)
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$3,718	$(8,023)	$(4,087)	$(3,296)	$4,138	$1,312	$(5,584)	$(823)
Capital expenditures	(48)	(68)	(58)	(39)	(21)	(70)	(393)	(654)
Acquisition-related expenses	357	503	206	—	—	—	—	—

Free cash flow	$4,027	$(7,588)	$(3,939)	$(3,335)	$4,117	$1,242	$(5,977)	$(1,477)

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

Over the past eight quarters, our gross margins have ranged from 57.8% to 75.2%. As reflected in the table above, we have experienced quarter to quarter volatility in gross margin. We believe that this volatility was largely the result of our revenue mix in a particular period and the timing of revenue recognition. The amount of subscriptions and support in a period is a significant driver of our overall gross margin because of the high margins our software solutions generally produce. Gross margins in professional services may be affected by the nature and scope of work required in our contracts with customers.

Gross margin for the quarter ended August 31, 2012 was 75.2%. Total revenue for the three months ended August 31, 2012 included $4.5 million of revenue accelerated from future periods associated with a contract amendment, of which $0.5 million would have been recognized in the quarter ended November 30, 2012 and the quarter ended February 28, 2013, and $3.5 million would have been recognized subsequent to fiscal 2013.

The negative gross margin for professional services and other revenue in fiscal 2014 reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions during the fiscal year.

Liquidity and Capital Resources

	Year Ended February 28 or 29,
	2014	2013	2012
	(Dollars in thousands)
Cash and cash equivalents at the end of the year	$42,723	$20,262	$10,219
Net cash used in operating activities	(11,688)	(957)	(826)
Net cash used in investing activities	(7,373)	(28,132)	(1,764)
Net cash provided by financing activities	41,498	39,171	2,750

As of February 28, 2014, we had total cash, cash equivalents, short-term and long-term investments of $65.6 million, including cash and cash equivalents of $42.7 million, and short-term investments in available-for-sale debt securities of $14.4 million. As of February 28, 2014, we also had $8.5 million long-term investments in available-for-sale debt securities. As of February 28, 2013, we had total cash, cash equivalents, short-term and long-term investments of $47.2 million, including cash and cash equivalents of $20.2 million, and short-term investments in available-for-sale debt securities of $15.3 million.

As of February 28, 2014 and 2013, $1.5 million and $0.6 million of our cash, cash equivalents and investments in available-for-sale securities were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

On January 24, 2014, we received proceeds of $50.0 million from our secondary public stock offering, net of underwriting discounts and commissions, but before deducting payments for offering expenses of $0.4 million.

Operating Cash Flows

Our cash flow from operating activities is significantly influenced by the amount and timing of customer payments and the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business. Net cash used in operating activities has historically resulted from losses from operations and changes in working capital.

Net cash used in operating activities was $11.7 million for fiscal 2014. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $25.1 million net loss adjusted by non-cash stock-based compensation of $5.5 million and depreciation and amortization of $3.5 million. This was offset by $4.2 million from the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from an increase in deferred revenue of $2.4 million resulting from increased sales and billings, increase in accounts payable and accrued liabilities of $3.5 million due to growth in business activities, and a $0.7 million increase in non-current liabilities. These were offset by an increase of $2.1 million in prepaid expenses for software and hardware maintenance expense, marketing costs, services and benefits, and increase in accounts receivable of $0.4 million due to increased billings, and timing of collections from customers.

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

Investing Cash Flows

Historically, our primary investing activities have comprised capital expenditures associated with expanding our cloud-based, on-demand software solutions infrastructure and growing our workforce. For fiscal 2014 and 2013, we invested a portion of the proceeds from our public stock offering in available-for-sale securities.

Net cash used in investing activities for fiscal 2014 was $7.4 million, which comprised primarily $11.5 million in net payments for the acquisition of ICON, $4.3 million of net purchases of investments in available-for-sale securities, and $0.2 million of capital expenditures.

Net cash used in investing activities for fiscal 2013 was $28.1 million, which was comprised primarily 27.0 million in net purchases of investments in available-for-sale securities, and $1.1 million of capital expenditures.

Net cash used in investing activities for fiscal 2012 was $1.8 million, which comprised primarily capital expenditures.

Financing Cash Flows

Net cash provided by financing activities for fiscal 2014 was $41.5 million, which comprised primarily $50.0 million in net proceeds from our secondary stock offering after deducting underwriting discounts and commissions. For fiscal 2014, we also paid $0.4 million of expenses in connection with our stock offering. For fiscal 2014, we repaid $7.1 million of debt assumed in the ICON acquisition. We also made net payments of $1.3 million under our bank overdraft facilities and $2.2 million on our notes payable and capital lease obligations. In fiscal 2014, we received $2.5 million proceeds from the exercise of stock options.

Net cash provided by financing activities for fiscal 2013 was $39.2 million, which was comprised primarily $52.3 million in proceeds from our IPO after deducting underwriting discounts and commissions. For fiscal 2013, we also paid $2.4 million of expenses in connection with our stock offering. We also made net payments of $9.7 million under our credit facility and $2.5 million on our notes payable and capital lease obligations. For fiscal 2013, we received $0.7 million from the issuance of Series BB preferred stock upon the exercise of warrants and $0.7 million in proceeds from the exercise of stock options.

Net cash provided by financing activities for fiscal 2012 was $2.8 million. For fiscal 2012, we received $0.1 million from the issuance of Series CC preferred stock upon the exercise of warrants. For fiscal 2012, our net borrowings under our credit facility amounted to $4.2 million. We also made payments of $1.1 million on notes payable for fixed asset purchases and $0.6 million for costs associated with preparing for our initial public offering.

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

From time to time, we may consider additional financing sources and means to lower our cost of capital, which could include the sale of equity, equity-linked and debt financing. In fiscal 2014, we received $50.0 million in proceeds from our secondary stock offering after deducting underwriting discounts and commissions, but before deducting offering expenses.

In addition, in connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity or equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. In fiscal 2014, we paid $11.5 million for the acquisition of ICON, and repaid $7.1 million of debt assumed in the ICON acquisition.

Our Indebtedness

On October 7, 2013, we entered into an agreement with a bank for a revolving loan facility with a borrowing capacity of up to $20 million. Funds available are subject to a borrowing formula which is secured by our accounts receivable and contracted backlog. The revolving loan facility bears interest at a per annum rate equal to the Wall Street Journal “prime rate” minus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is our general obligation secured by our tangible and intangible assets, as well as a negative pledge whereby we agree not to give any creditor a security interest on our intellectual property. In fiscal 2014, we did not draw on this loan facility.

During fiscal 2014, ICON maintained bank overdraft facilities with three local banks used primarily to fund working capital. The original amount available under the bank overdraft facilities was approximately $2.1 million (€1.6 million). As of February 28, 2014, ICON closed two of the accounts, leaving approximately $0.7 million (€0.5 million) of overdraft capacity. As of February 28, 2014, there were no overdraft amounts outstanding.

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our line of credit discussed above, consist of obligations under capital leases and notes payable for equipment, software and related support and maintenance, and operating leases for equipment and office space. The following table summarizes our outstanding contractual obligations as of February 28, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Notes payable and capital leases (1)	$5,594	$2,995	$2,599	$—	$—
Operating lease obligations (2)	7,681	2,431	3,256	1,994	—
Payable to Icon Shareholders (3)	5,473	5,473	—	—	—
Tax contingencies (4)	—	—	—	—	—

Total contractual obligations	$18,748	$10,899	$5,855	$1,994	$—

(1)	For fiscal 2014 and 2013, we financed the purchase of certain fixed assets, software licenses and related support and maintenance with notes payable and capital lease financing. The interest rates on notes payable and capital lease obligations range from 2.77% to 13.13% per annum.
(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2018.
(3)	In accordance with the share purchase agreement for the acquisition of ICON, we are contractually obligated to place in escrow approximately $5.5 million (€4 million) payable to ICON’s former shareholders. The amount in escrow will be released to ICON’s former shareholders on July 31, 2014, the escrow expiration date, net of claims arising during the escrow period.
(4)	As of February 28, 2014, we had gross unrecognized tax benefits of $8.4 million and an additional $0.1 million of gross interest and penalties classified as other noncurrent liabilities in our consolidated balance sheets. As of the date of this report, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.

Related Party Transactions

One of our directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company (“Seagate PLC”). Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of our customers and we earned revenue of $3.3 million, $3.4 million, and $1.8 million for fiscal 2014, 2013, and 2012. We received payments of $4.7 million, $3.1 million, and $2.3 million for fiscal 2014, 2013, and 2012 relating to subscriptions to our solutions. We have outstanding receivables from Seagate of $0.1 million and $1.0 million as of February 28, 2014 and 2013.

Off-Balance Sheet Arrangements

During fiscal 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

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

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•	revenue recognition;

•	income taxes;

•	stock-based compensation;

•	valuation of acquired intangibles;

•	valuation of acquired goodwill; and

•	impairment of goodwill, intangibles and other long-lived assets;

Please refer to the notes to the consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

We generate revenue from the sale of subscriptions and support and professional services and other.

Subscriptions and Support. We offer on-demand software solutions, which enable our customers to have constant access to our solutions without the need to manage and support the software and associated hardware themselves. We house the hardware and software in third-party facilities, and provide our customers with access to the software solutions, along with data security and storage, backup and recovery services. Customer contracts typically have terms of three to five years. We invoice our customers for subscriptions and support in advance for annual use of the software solutions. Our payment terms typically require customers to pay within 30 to 90 days from the invoice date.

Professional Services and Other. Professional services and other revenue is generated primarily from fees for enabling services, including solution consulting and solution deployment. These services are sold in conjunction with the sale of our on-demand software solutions. We provide professional services both on a fixed-fee and a time-and-materials basis, and we invoice customers either in advance, monthly, or upon reaching project milestones.

We enter into arrangements with multiple elements, comprising subscriptions and support and professional services and other. Arrangements with customers typically do not provide the customer with the right to take possession of the software underlying the on-demand solutions. We commence revenue recognition when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the customer is fixed or determinable, and collectability of the fees is reasonably assured.

We account for subscriptions and support and professional services revenue as separate units of accounting and allocate revenue to each element of an arrangement based on a selling price hierarchy. As we have been unable to establish vendor-specific objective evidence of selling price (“VSOE”), or third-party evidence of selling price (“TPE”) for the elements of our arrangements, we determine the best estimate of selling price (“BESP”) for each element primarily by considering prices we charge for similar offerings, size of the order and historical pricing practices. Revenue allocated to subscriptions and support is recognized over the contractual term. Professional services revenue sold on a fixed-fee basis is recognized either under the proportional performance method of accounting using estimated labor hours, or upon acceptance of the services. Revenue from professional services sold on a time-and-material basis is recognized as services are delivered.

Prior to fiscal 2012, we determined that we did not have objective and reliable evidence of fair value for each element of our arrangements, and in accordance with the then-existing accounting standards for multiple-element arrangements, we accounted for subscriptions and support and professional services revenue as a single unit of accounting and recognized the total arrangement fee ratably over the contractual term of the subscription agreement. These arrangements, if materially modified after February 28, 2011, are accounted for under the current accounting standards for multiple-element arrangements.

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

As of February 28, 2014, we had net operating loss (“NOL”), carryforwards for federal income tax purposes of $340.9 million, which begin to expire in fiscal 2023, and have NOL carryforwards for state income tax purposes of $69.2 million, which begin to expire in fiscal 2015. In order to utilize the NOLs, we must generate consolidated taxable income which can offset such carryforwards.

Section 382 of the Internal Revenue Code (“Code”), imposes limitations on a corporation’s ability to utilize its NOLs if the corporation experiences an ownership change, as defined in the Code. Based upon currently available information, we believe there was an ownership change in a prior year. As a result, utilization of our U.S. federal NOLs in future periods will likely be subject to an annual limitation under Code Section 382. As of February 28, 2014, federal and state net operating loss carryforwards for income tax purposes, before any Section 382 limitation, were $340.9 million and $69.2 million. Accordingly, we have reduced our deferred tax assets based upon the anticipated federal and state net operating losses that are expected to expire unutilized due to the annual limitation.

Consistent with GAAP requirements, we assessed, as of February 28, 2014, that it is not more likely than not that we will ultimately realize the benefit of our NOLs and have, therefore, recorded a full valuation allowance to reduce the carrying value of our NOLs to zero.

As of February 28, 2014, we had research and development tax credits of $6.0 million and $4.7 million available to reduce future federal and California income taxes. Federal research and development credit carryforwards will begin to expire in fiscal 2023. California research and development credits carry forward indefinitely.

There is $1.1 million of undistributed earnings of our foreign subsidiaries at February 28, 2014. Federal income taxes have not been provided for on the unremitted earnings of foreign corporations because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

Stock-Based Compensation

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options awarded. The determination of the fair value of stock-based awards on the date of grant using a pricing model is affected by our common stock fair value as well as by assumptions including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

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

We are required to estimate forfeitures at the time of grant and revise those estimates in the subsequent periods if actual forfeitures rates differ from what was estimated. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, future stock-based compensation expense may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income (loss) and net income (loss) per share.

The fair value of employee stock options granted since March 1, 2010 was estimated at the grant date using the Black-Scholes option pricing model by applying the following assumptions:

	Year Ended February 28 or 29,
	2014	2013	2012
Expected term (in years)	5.96	6.01	5.84
Volatility	49.32% - 51.76%	50.0% - 55.0%	49.1% - 54.5%
Risk-free interest rates	0.73% - 1.85%	0.8% - 1.3%	1.1% - 2.6%
Dividend yield	—	—	—

Changes to the underlying assumptions, including increased forfeiture rates, may have a significant impact on the underlying value of the stock options, which could have a material impact on our consolidated financial statements.

The aggregate intrinsic value of vested stock options, unvested stock options and unvested RSUs outstanding as of February 28, 2014, based on the closing price of our common stock of $27.79 on February 28, 2014, was $18.0 million, $22.2 million and $15.8 million. There were no vested RSUs outstanding as of February 28, 2014.

Valuation of Acquired Intangible assets

Our intangible assets are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, generally 5 years. The straight line method approximates the manner in which cash flows are generated from the intangible assets. Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates of our intangible assets are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Critical estimates in valuing the intangible assets include, but are not limited to, forecasts of the expected future cash flows attributable to the respective assets, anticipated growth in revenue from the acquired customer and product base, and the expected use of the acquired assets.

Valuation of Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including intangible assets, based on estimated fair value, with any remaining purchase price recorded as goodwill.

In fiscal 2014, we recorded goodwill of $22.6 million associated with the ICON acquisition. The key factor attributable to the creation of goodwill by the transaction is that, by combining ICON’s integrated planning and analytics capabilities with our Business Network, we expand our market opportunity and solution portfolio, accelerate our product roadmap, and extend our position as the leader in the collaborative planning and execution space.

Impairment of Goodwill, Intangibles and Long-Lived Assets

We evaluate the recoverability of our long-lived assets, which consist principally of property and equipment, and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. We measure that recoverability of an asset by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset and intangibles is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds its fair value. We did not record any asset impairment charges for fiscal 2014, 2013 and 2012.

We perform a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to significant adverse changes in customer demand or business climate, obsolescence of acquired technology and related competitive considerations. We perform goodwill impairment test in accordance with guidance issued by the FASB. The guidance provides us the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that this is the case, we are required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If we determine that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We did not record any charges related to goodwill impairment for fiscal 2014. We did not record any amounts attributable to goodwill in fiscal 2013 and 2012.

Segment Information

We report information about the segments of our business based on how the information is used by our chief operating decision maker. Since inception, management has evaluated our performance and made operating decisions based on consolidated results. Accordingly, we operate as one reportable segment.

Recently Issued and Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The FASB issued ASU 2013-02 to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of accumulated other comprehensive income (“AOCI”) in financial statements. ASU 2013-02 requires an entity to provide information about amounts reclassified out of AOCI by component. In addition, an entity must present either on the face of the income statement or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The reclassifications out of AOCI, and related tax impact, are not material to our condensed consolidated results of operations or financial position.

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit (“UTB”), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We do not expect this guidance to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is a result primarily of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We had cash, cash equivalents and investments in available-for-sale securities of $65.6 million as of February 28, 2014 and $47.2 million as of February 28, 2013.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use a professional investment management firm to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of February 28, 2014 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro, the British Pound and the Malaysian Ringgit. For the years ended February 28, 2014 and February 29, 2013, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of February 28, 2014 and February 29, 2013.

	As of February 28, 2014			As of February 28, 2013
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$7,401	1.4	$(256)	$7,322	1.3	$(146)
Malaysian Ringgit	(2,146)	3.2	(59)	(2,255)	3.1	(8)
British Pound	(4,317)	1.6	212

Total	$938		$(103)	$5,067		$(154)

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

	As of February 28, 2014
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(Dollars in thousands)
Euro	$6,661	$7,031	$7,401	$7,771	$8,141
Malaysian Ringgit	(1,931)	(2,039)	(2,146)	(2,253)	(2,361)
British Pound	(3,885)	(4,101)	(4,317)	(4,533)	(4,749)

	As of February 28, 2013
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(Dollars in thousands)
Euro	$6,590	$6,956	$7,322	$7,688	$8,054
Malaysian Ringgit	(2,029)	(2,142)	(2,255)	(2,367)	(2,480)

As our international operations continue to grow, we may choose to utilize more foreign currency forward and option contracts to manage currency exposures.

We do not use derivative financial instruments for speculative or trading purposes; however, this does not mean that we may not adopt specific hedging strategies in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E2OPEN, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

E2open, Inc.

Foster City, California

We have audited the accompanying consolidated balance sheet of E2open, Inc. and subsidiaries (the Company) as of February 28, 2014, and the related consolidated statement of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended February 28, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E2open, Inc. and subsidiaries as of February 28, 2014, and the results of their operations and their cash flows for each of the year ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

May 2, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

E2open, Inc.:

We have audited the accompanying consolidated balance sheet of E2open, Inc. and subsidiaries (the Company) as of February 28, 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the two-year period ended February 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E2open, Inc. and subsidiaries as of February 28, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Santa Clara, CA

April 30, 2013

E2OPEN, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	February 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$42,723	$20,262
Short-term investments	14,374	15,289
Accounts receivable, net of allowance of $78 and $55	21,995	20,670
Prepaid expenses and other current assets	4,380	2,212

Total current assets	83,472	58,433
Long-term investments	8,541	11,692
Goodwill	22,556	—
Intangible assets, net	11,395	—
Property and equipment, net	3,431	2,438
Other assets	1,316	905

Total Assets	$130,711	$73,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,366	$10,769
Deferred revenue	43,672	39,789
Payable to ICON shareholders	5,473	—
Current portion of notes payable and capital lease obligations	2,995	849

Total current liabilities	64,506	51,407
Deferred revenue	1,587	1,898
Notes payable and capital lease obligations, net of current portion	2,599	562
Other noncurrent liabilities	2,195	508

Total liabilities	70,887	54,375

Commitments and contingencies (note 10)
Stockholders’ equity
Preferred stock, $0.001 par value. 10,000 authorized shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value. 100,000 shares authorized, 28,825 and 25,424 shares issued and outstanding as of February 28, 2014 and 2013	29	25
Additional paid-in capital	426,031	360,280
Accumulated other comprehensive income (loss)	31	(17)
Accumulated deficit	(366,267)	(341,195)

Total stockholders’ equity	59,824	19,093

Total liabilities and stockholders’ equity	$130,711	$73,468

The accompanying notes are an integral part of these consolidated financial statements.

E2OPEN, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years Ended February 28 or 29,
	2014	2013	2012
Revenue
Subscriptions and support	$56,438	$43,793	$35,816
Professional services and other	14,803	31,145	23,871

Total revenue	71,241	74,938	59,687

Cost of revenue
Subscriptions and support	10,981	8,275	7,514
Professional services and other	16,996	15,037	14,116
Amortization of acquired intangibles	816	—	—

Total cost of revenue	28,793	23,312	21,630

Gross profit
Subscriptions and support	44,641	35,518	28,302
Professional services and other	(2,193)	16,108	9,755

Total gross profit	42,448	51,626	38,057

Operating expenses
Research and development	18,491	14,999	13,240
Sales and marketing	36,238	28,222	18,590
General and administrative	10,660	8,413	5,963
Acquisition-related expenses	1,182	—	—
Amortization of acquired intangibles	688	—	—

Total operating expenses	67,259	51,634	37,793

Income (loss) from operations	(24,811)	(8)	264
Interest and other expense, net	(762)	(437)	(411)

Loss before income taxes	(25,573)	(445)	(147)
Benefit from (provision for) income taxes	501	(264)	(78)

Net loss	$(25,072)	$(709)	$(225)

Net loss per share:
Basic and diluted	$(0.95)	$(0.04)	$(0.04)

Weighted average shares used to compute net loss per share
Basic and diluted	26,415	17,490	5,918

Other comprehensive income (loss), net
Net unrealized gains (losses) on investments during the period	(18)	14	—
Less: reclassification adjustment for losses included in income	14	—	—

Net unrealized gains (losses) on investments	(4)	14	—
Net foreign currency translation gains (losses)	52	(40)	9

Total other comprehensive income (loss), net	48	(26)	9

Total comprehensive loss	$(25,024)	$(735)	$(216)

The accompanying notes are an integral part of these consolidated financial statements.

E2OPEN, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balances, February 28, 2011	13,794	$83,346	5,739	$6	$222,882	$—	$(340,261)	$(34,027)
Exercise of stock options	—	—	171	—	89	—	—	89
Issuance of preferred stock upon exercise of warrants	13	145	—	—	—	—	—	145
Vesting of early-exercised stock options	—	—	224	—	78	—	—	78
Share-based compensation expense	—	—	—	—	727	—	—	727
Comprehensive income
Currency translation adjustment	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(225)	(225)

Balances, February 29, 2012	13,807	83,491	6,134	6	223,776	9	(340,486)	(33,204)
Exercise of stock options		—	588	—	723	—	—	723
Vesting of early-exercised stock options	—	—	107	—	37	—	—	37
Issuance of Series BB preferred stock upon exercise of warrants	62	700	—	—	—	—	—	700
Conversion of preferred stock to common stock	(13,869)	(84,191)	14,845	15	84,176	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions and issuance costs	—	—	3,750	4	49,326		—	49,330
Repurchase of fractional shares resulting from reverse stock split	—	—	—	—	(3)		—	(3)
Share-based compensation expense	—	—	—	—	2,245		—	2,245
Comprehensive loss
Other comprehensive loss	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(709)	(709)

Balances, February 28, 2013	—	—	25,424	25	$360,280	(17)	(341,195)	19,093
Exercise of stock options		—	806	1	2,497	—	—	2,498
Vesting of early-exercised stock options	—	—	19	—	7	—	—	7
Vesting of restricted stock units	—	—	18	—	(199)	—	—	(199)
Issuance of common stock in connection with the acquisition of ICON	—	—	451	1	8,848		—	8,849
Issuance of common stock in connection with secondary offering, net of underwriting discounts, commissions and issuance costs	—	—	2,107	2	49,087		—	49,089
Share-based compensation expense	—	—	—	—	5,511		—	5,511
Comprehensive income
Other comprehensive gain	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(25,072)	(25,072)

Balances, February 28, 2014	—	$—	28,825	$29	$426,031	$31	$(366,267)	$59,824

The accompanying notes are an integral part of these consolidated financial statements.

E2OPEN, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended February 28 or 29,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(25,072)	$(709)	$(225)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,511	2,245	727
Depreciation and amortization	3,533	1,616	1,526
Other	112	374	(158)
Changes in operating assets and liabilities:
Accounts receivable, net	(408)	(4,366)	(4,016)
Prepaid expenses and other current assets	(2,063)	1,149	(992)
Accounts payable and accrued liabilities	3,548	2,079	1,912
Deferred revenue	2,417	(3,372)	428
Other	734	27	(28)

Net cash used in operating activities	(11,688)	(957)	(826)

Cash flows from investing activities:
Capital expenditures	(213)	(1,138)	(1,669)
Purchases of marketable securities	(32,992)	(41,541)	—
Proceeds from sale and maturities of marketable securities	37,242	14,518	—
Payments for acquisition, net of cash acquired	(11,489)	—	—
Other assets	79	29	(95)

Net cash used in investing activities	(7,373)	(28,132)	(1,764)

Cash flows from financing activities:
Proceeds from bank credit facilities	5,481	30,300	46,650
Repayments of bank credit facilities	(6,772)	(39,950)	(42,460)
Repayments of notes payable and capital lease obligations	(2,246)	(2,502)	(1,124)
Proceeds from initial public offering and secondary offering, net of underwriting discounts and commissions	50,042	52,313	—
Proceeds from exercise of common stock options	2,498	723	89
Payments of deferred offering costs	(379)	(2,410)	(550)
Repayment of debt assumed in ICON acquisition	(7,126)	—	—
Payments for fractional shares in connection with reverse stock split	—	(3)	—
Proceeds from exercise of warrants	—	700	145

Net cash provided by financing activities	41,498	39,171	2,750

Effect of exchange rate changes on cash and cash equivalents	24	(39)	(1)

Net increase in cash and cash equivalents	22,461	10,043	159
Cash and cash equivalents at beginning of year	20,262	10,219	10,060

Cash and cash equivalents at end of year	$42,723	$20,262	$10,219

Supplemental cash flow information:
Cash paid during the year for:
Interest	$256	$239	$185

Income taxes	$121	$134	$102

Non-cash investing and financing activities:
Property and equipment acquired under notes payable and capital leases	$2,839	$662	$—

Prepaid software, maintenance and insurance under notes payable and capital leases	$3,666	$1,615	$—

Conversion of preferred stock to common stock upon initial public offering	$—	$84,191	$—

Vesting of early exercised common stock options	$7	$37	$78

Issuance of common stock in connection with acquisition	$8,849	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

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

The Company acquired ICON-SCM AG (“ICON”) on July 30, 2013 (see note 5 to the consolidated financial statements).

The Company’s corporate headquarters are located in Foster City, California, with additional offices in Austin and Dallas, Texas, China, Finland, France, Germany, Malaysia, Taiwan and the United Kingdom.

Initial Public Offering

On July 31, 2012, the Company closed its initial public offering (“IPO”) of 4,687,500 shares of its common stock, which included 3,750,000 shares of common stock sold by the Company and 937,500 shares of common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $15.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-179558), which was declared effective by the SEC on July 25, 2012. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total proceeds from the offering to the Company, net of underwriting discounts and commissions of approximately $3.9 million, were approximately $52.3 million. After deducting offering expenses paid by the Company of approximately $3 million, the Company received approximately $49.3 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 14,845,528 shares of common stock.

Secondary Offering

On January 29, 2014, the Company closed its secondary offering of 4,660,557 shares of its common stock, which included 2,107,038 shares of common stock sold by the Company and 2,553,519 shares of common stock sold by the selling stockholders. The public offering price of the shares sold in the offering was $25.00 per share. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-193346 and 333-193526), which was declared effective by the SEC on January 24, 2014. The Company did not receive any proceeds from the sales of shares by the selling stockholders. The total proceeds from the secondary offering to the Company, net of underwriting discounts and commissions of approximately $2.6 million were approximately $50.0 million. After deducting offering expenses paid or payable by the Company of approximately $0.9 million, the Company received approximately $49.1 million.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. Such management estimates include reserve for bad debt, goodwill and other long-lived assets, estimates of value of elements of customer arrangements, stock-based compensation, the accounting for income taxes related to deferred tax asset balances and reserves, and the accounting for business combinations. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, investments in debt securities, and accounts receivable. The Company deposits cash and cash equivalents with high quality financial institutions. Accounts receivable are typically unsecured and are derived from sales of subscriptions and support and professional services, principally to large credit-worthy technology and industrial companies. Credit risk is concentrated primarily in North America, Europe, and parts of Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and has historically experienced insignificant credit losses. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection.

Cash and Cash Equivalents and Investments in debt securities

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company classifies all of its investments in debt securities as available-for-sale. Available-for-sale securities that the Company intends to hold for less than one year are classified as short-term investments on the balance sheet, regardless of whether the stated maturity is greater than one year from the current balance sheet date. Investments that the Company intends to hold for more than one year are classified as long-term assets on the balance sheet. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). For the years ended February 28, 2014 and 2013, realized and unrealized gains and losses on investments were not material. The Company had no investments in debt securities for the year ended February 29, 2012. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. For the years ended February 28, 2014 and 2013, there was no investment impairment charge recorded in the consolidated statement of operations.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. The Company performs a goodwill impairment test annually during the fourth quarter of the fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include but are not limited to significant adverse changes in customer demand or business climate, obsolescence of acquired technology and related competitive considerations.

The Company performs the goodwill impairment test in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). The guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company did not record any charges related to goodwill impairment for the fiscal year ended February 28, 2014.

Intangible assets

Intangible assets are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, generally 5 years. The straight line method approximates the manner in which cash flows are generated from the intangible assets. Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. Critical estimates in valuing the intangible assets include, but are not limited to, forecasts of the expected future cash flows attributable to the respective assets, anticipated growth in revenue from the acquired customer and product base, and the expected use of the acquired assets.

Acquisition-related Expenses

Acquisition-related expenses consist of third-party accounting and legal service fees, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisition of a business or an asset group.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to three years. Leasehold improvements are amortized using the straight-line method over the remaining lease term or the estimated lives of the assets, if shorter. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is reflected in the consolidated statement of operations. There were no

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

material gains or losses from the sale or retirement of property and equipment recorded in the consolidated statements of operations during the fiscal years ended February 28, 2014 and 2013, and February 29, 2012.

Software Development Costs

The Company capitalizes the costs of software used internally in its operations, primarily for the delivery of its cloud-based on-demand software solutions. Such capitalized costs are included in property and equipment for perpetual licenses with a useful life greater than one year, and in prepaid expenses and other current assets for term licenses. The Company capitalized $2.0 million and $1.5 million of internal use software during the years ended February 28, 2014 and 2013. Amortization expense totaled $1.4 million, $1.0 million, and $0.5 million during the years ended February 28, 2014 and 2013, and February 29, 2012. The net book value of capitalized internal use software was $1.3 million, $1.9 million, and $0.6 million as of February 28, 2014 and 2013, and February 29, 2012.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which consist principally of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any long-lived asset impairment charges during the fiscal year ended February 28, 2014 and 2013, and February 29, 2012.

Indemnification

The Company includes service-level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements. The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of service as a director or officer. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid. The Company’s arrangements include provisions indemnifying customers against liabilities if the Company’s products infringe a third-party’s intellectual property rights. The Company has not incurred any costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Revenue Recognition

The Company generates revenue from the sale of subscriptions and support and professional services and other.

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

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

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

Professional Services and Other. Professional services and other revenue is derived primarily from fees for enabling services such as solution consulting and deployment that help the Company’s customers utilize its cloud-based on-demand software solutions. These services are sold in conjunction with the sale of the Company’s solutions. The Company provides professional services on both a fixed-fee and a time-and-materials basis, and invoices customers either in advance, monthly, or upon reaching project milestones.

The Company enters into arrangements with multiple elements, comprising subscriptions and support and professional services and other. Arrangements with customers typically do not provide the customer with the right to take possession of the software underlying the on-demand solutions. The Company commences revenue recognition when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the Company’s price to the customer is fixed or determinable, and collectability of the fees is reasonably assured.

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

Fixed or Determinable Fee. The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within its standard payment terms. If the fee is not fixed or determinable, the Company recognizes the revenue as amounts become due .

Collectability of the Fees Is Reasonably Assured. Collectability of the fees is reasonably assured if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not reasonably assured, the Company defers the recognition of revenue until cash collection.

The Company accounts for subscriptions and support and professional services revenue as separate units of accounting and allocates revenue to each element of an arrangement based on a selling price hierarchy. As the Company has been unable to establish vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) for the elements of its arrangements, the Company determines the best estimated selling price (“BESP”) for each element primarily by considering prices the Company charges for similar offerings, size of the order and historical pricing practices. Revenue allocated to subscriptions and support is recognized over the contractual term. Professional services revenue sold on a fixed-fee basis is recognized either under the proportional performance method of accounting using estimated labor hours, or upon acceptance of the services. Revenue from professional services sold on a time-and-material basis is recognized as services are delivered.

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements. The Company adopted this accounting guidance March 1, 2011 on a prospective basis for

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

applicable transactions originating or materially modified after February 28, 2011. Prior to the adoption of this guidance, the Company determined that it did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, the Company accounted for subscriptions and support and professional services revenue as a single unit of accounting and recognized the total arrangement fee ratably over the contractual term of the subscription agreement.

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

The Company acquired ICON on July 30, 2013. Historically, ICON sold perpetual or term licenses and related post-contract support (“PCS”) and professional services. During the post-acquisition period through February 28, 2014, revenue recognized from legacy ICON revenue arrangements represented primarily post-contract support or professional services.

Out-of-pocket expenses reimbursed by customers are recorded as revenue and included in professional services and other. The costs of professional services are expensed as incurred and included in cost of revenue.

Deferred revenue comprises amounts that have been invoiced to customers for which revenue has not yet been recognized. Amounts that will not be earned for more than 12 months were $1.6 million, and $1.9 million as of February 28, 2014 and February 28, 2013, and are included in long-term deferred revenue.

The Company excludes from revenue sales and other taxes collected on behalf of customers and remitted to governmental authorities.

Advertising Costs

Advertising costs, which include primarily print materials and sponsorship of events, are expensed as incurred, and included in sales and marketing expense in the consolidated statements of operations. Advertising expense for the years ended February 28, 2014, and 2013, and February 29, 2012 was $1.1 million, $1.0 million, and $1.1 million.

Sales Commissions

Sales commissions are expensed as incurred, and included in sales and marketing expense in the consolidated statements of operations.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

Stock-based Compensation

Stock-based compensation expense associated with awards to employees and directors is measured at the grant date based on the fair value of the award. For time-based awards, the expense is recognized on a straight-line basis over the requisite service period of the award, which is generally four years. For performance-based awards, the expense is recognized on an accelerated basis which results in higher expense at the beginning of the vesting period.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar, except for its subsidiaries located in the United Kingdom and Germany. Accordingly, the consolidated financial statements of those subsidiaries that are maintained in the local currency are remeasured into U.S. dollars at the reporting date. Unrealized exchange gains or losses from the remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are included as a component of other expense, net in the consolidated statements of operations, and totaled losses of $0.1 million, $0.0 million, and $0.1 million for the years ended February 28, 2014, and 2013, and February 29, 2012.

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

Net transaction gains, including gains from foreign currency contracts, recorded in the statements of operations were $0.5 million, $0.2 million, and $0.0 million for the years ended February 28, 2014, and 2013, and February 29, 2012.

Interest and Other Expense, Net

Interest and other expense, net for the periods presented consisted of the following (in thousands):

	Years Ended February 28 or 29,
	2014	2013	2012
Interest expense	$253	$247	$185
Bank financing fees	68	127	177
Foreign exchange losses—realized and unrealized, net	305	101	261
Losses (gains) from foreign currency forward contracts—realized and unrealized, net	265	60	(204)
Interest income	(114)	(97)	(2)
Other, net	(15)	(1)	(6)

	$762	$437	$411

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

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

Segment Information

The Company reports information about the segments of its business based on how the information is used by the chief operating decision maker. Management evaluates the Company’s performance and makes operating decisions based on consolidated results. Accordingly, the Company operates as one reportable segment.

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

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit (“UTB”), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

(3) Cash and Investments

The following table presents cash, cash equivalents and available-for-sale investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of February 28, 2014:
Cash	$3,300	$—	$—	$3,300
Cash equivalents:
Money market accounts	11,905	—	—	11,905
Money market funds	19,221	—	—	19,221
Commercial paper	8,296	1	—	8,297
Short-term investments:
Commercial paper	10,492	—	(1)	10,491
Corporate debt securities	2,378	1	(1)	2,378
Agency bond	1,504	1	—	1,505
Long-term investments:
Corporate debt securities	3,154	3	(6)	3,151
Asset-backed securities	250	—	—	250
U.S. government securities	5,005	3	—	5,008
Common trust fund	120	—	(4)	116
Insurance company contract	16	—	—	16

Total cash, cash equivalents, and investments	$65,641	$9	$(12)	$65,638

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of February 28, 2013:
Cash	$1,436	$—	$—	$1,436
Cash equivalents:
Money market accounts	2,501	—	—	2,501
Money market funds	3,879	—	—	3,879
Commercial paper	12,445	1	—	12,446
Short-term investments:
Commercial paper	12,322	1	—	12,323
Corporate debt securities	2,373	2	—	2,375
Mortgage-backed securities	594	—	(3)	591
Long-term investments:
Corporate debt securities	5,981	10	(1)	5,990
Asset-backed securities	3,044	2	—	3,046
Mortgage-backed securities	1,803	5	(3)	1,805
Municipal debt securities	851	—	—	851

Total cash, cash equivalents, and investments	$47,229	$21	$(7)	$47,243

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

The following table presents available-for-sale investments, recorded in cash equivalents and investments, by contractual maturity date as of February 28, 2014 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Maturities in one year or less	$22,669	$22,671
Maturities after one year through two years	8,545	8,541

Total	$31,214	$31,212

For the year ended February 28, 2014, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of February 28, 2014, the Company did not consider any of its marketable securities to be other-than-temporarily impaired.

(4) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the years presented consisted of the following (in thousands):

	February 28 or 29,
	2014	2013	2012
Allowance for doubtful accounts:
Balance, beginning of year	$55	$24	$28
Add: Provision for (recovery of) doubtful accounts	28	90	67
Less write-offs against allowance	(5)	(59)	(71)

Balance, end of year	$78	$55	$24

	February 28,
	2014	2013
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,215	$1,109
Other prepaid expenses and other current assets	3,165	1,103

	$4,380	$2,212

Software licenses, maintenance and insurance premium financed through capital leases and notes payable included above aggregated $5.1 million as of February 28, 2014. Accumulated amortization on software licenses, maintenance, services and insurance premiums aggregated $2.9 million as of February 28, 2014. Amortization of software licenses held under capital leases and notes payable is included in cost of revenue and operating expenses. Prepaid maintenance, services and insurance are expensed over the term of the agreements.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

Specific incremental costs directly associated with the Company’s stock offerings primarily legal, accounting and printing costs, were deferred and reflected as an asset until reclassification to stockholders’ equity (deficit) upon closing of the stock offerings.

	February 28,
	2014	2013
Property and equipment, net:
Computer equipment	$9,569	$7,718
Software	9,461	8,543
Furniture and fixtures	214	119
Leasehold improvements	511	484

	19,755	16,864
Less accumulated depreciation and amortization	(16,324)	(14,426)

	$3,431	$2,438

	February 28 or 29,
	2014	2013	2012
Accumulated depreciation and amortization of property and equipment:
Balance, beginning of year	$14,426	$14,485	$21,026
Add: Depreciation and amortization	2,027	1,616	1,526
Less: disposals, write-offs and other	(129)	(1,675)	(8,067)

Balance, end of year	$16,324	$14,426	$14,485

Property and equipment financed through capital leases and notes payable included above aggregated $3.4 million and $0.7 million as of February 28, 2014 and 2013. Accumulated amortization on these assets aggregated $1.0 million and $0.1million as of February 28, 2014 and 2013. Amortization of assets held under capital leases is included with depreciation expense.

	February 28,
	2014	2013
Accounts payable and accrued liabilities:
Accrued compensation costs	$7,494	$7,701
Trade accounts payable	3,242	1,582
Accrued taxes and other	1,630	1,486

	$12,366	$10,769

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

(5) Acquisition

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

Transaction costs of $1.2 million for the year ended February 28, 2014 associated with the acquisition of ICON were expensed as incurred and presented as Acquisition-related expenses as a part of operating expenses in the condensed consolidated statements of operations.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. The excess of the fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill. During fiscal 2014, the Company adjusted goodwill associated with the ICON acquisition by $3.1 million from $25.7 million to $22.6 million. The adjustment was primarily attributable to $2.3 million deferred tax liability adjustment and $0.9 million reduction of pre-acquisition accrued liabilities. We also recorded $0.9 million foreign taxes payable with a corresponding receivable from ICON’s previous shareholders. These adjustments were identified during this period resulting from validating and refining the preliminary assumptions and estimates used in establishing the fair values of the acquired identifiable assets and liabilities.

The Company accounted for the ICON acquisition under the purchase method of accounting as a business combination. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date based on the purchase price allocation (in thousands):

Cash and cash equivalents	$923
Accounts receivable	1,274
Prepaid expenses and other current assets	1,120
Long-term investments	354
Property and equipment	61
Identifiable intangible assets	12,900
Other assets	227

Total identifiable assets acquired	16,859
Accounts payable and accrued liabilities	(3,125)
Deferred revenue	(1,154)
Convertible bond and long-term debt	(7,126)
Deferred tax liability	(1,394)
Other noncurrent liabilities	(46)

Total liabilities assumed	(12,845)

Net identifiable assets acquired	4,014
Goodwill	22,556

Total consideration	$26,570

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

The key factor attributable to the creation of goodwill by the transaction is that, by combining ICON’s integrated planning and analytics capabilities with the Company’s Business Network, the Company expands its market opportunity and solution portfolio, accelerates its product roadmap, and extends its position as the leader in the collaborative planning and execution space.

As of the date of acquisition, the identifiable intangibles comprise developed technology valued at approximately $7.0 million and customer relationships valued at approximately $5.9 million and are being amortized over the estimated useful life of 5 years. The amortization related to these acquired intangible assets for the year ended February 28, 2014 is $1.5 million. As of February 28, 2014, the remaining amortization period for the acquired intangible assets is approximately 4.4 years. The expected annual amortization expense related to the acquired intangible assets as of February 28, 2014, is as follows (in thousands):

Fiscal year ending:
2015	$2,580
2016	2,580
2017	2,580
2018	2,580
2019	1,075

Total	$11,395

ICON’s results of operations have been included in our condensed consolidated financial statements subsequent to the date of acquisition. Revenue recognized attributable to the acquisition of ICON was $4.1 million for the period from the acquisition date of July 30, 2013 through February 28, 2014. Immediately following the acquisition, ICON’s operations in the United States were merged into the Company’s operations and operating costs relative to ICON were not separately tracked; as such, the standalone ICON post-acquisition results of operations are not readily determinable. The unaudited pro forma revenue and net loss for the year ended February 28, 2014 presented below combine the consolidated results of the Company and ICON giving effect to the acquisition of ICON as if it had been completed on March 1, 2012, the beginning of the annual reporting period prior to the year of acquisition. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of March 1, 2012. The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of ICON’s amortizable assets acquired in the transaction of $1.1 million and $1.9 million in fiscal 2014 and 2013, adjustment to operating expense to reflect acquisition-related costs of $1.2 million in fiscal 2013, and adjustments to net interest expense based upon settlement of debt assumed upon acquisition of $0.2 million and $0.3 million in fiscal 2014 and 2013. The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

(in thousands, except per share data)	Year Ended February 28, 2014	Year Ended February 28, 2013
Pro forma revenue	$75,072	$85,472
Pro forma net loss	(26,447)	(8,683)
Pro forma net loss per share:
Basic	(0.99)	(0.50)
Diluted	(0.99)	(0.50)

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

(6) Credit Facilities

On October 7, 2013, the Company entered into an agreement for a revolving loan facility with a borrowing capacity of up to $20.0 million. Funds available are subject to a borrowing formula which is secured by the Company’s accounts receivable and contracted backlog. This agreement is effective for a period of two years through October 2015. The revolving loan facility bears interest at a per annum rate equal to the Wall Street Journal prime rate minus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is a general obligation of the Company secured by the Company’s tangible and intangible assets, as well as a negative pledge whereby the Company agrees not to give any creditor a security interest on the Company’s intellectual property. There were no borrowings as of and for the year ended February 28, 2014.

ICON maintained bank overdraft facilities with three local banks which were used primarily to fund working capital. The original amount available under the bank overdraft facilities was approximately $2.1 million (€1.6 million). The Company assumed the overdraft facilities upon acquisition of ICON. Since the acquisition, the Company cancelled two of the three facilities, and retained one. As February 28, 2014, the Company has approximately $0.7 million (€0.5 million) of overdraft capacity, with no outstanding balance.

(7) Notes Payable and Capital Lease Obligations

The Company finances the purchase of certain equipment, software and related support and maintenance with notes payable and capital leases. The terms of the notes payable and capital leases range from nine months to three years and the bear interest at rates ranging from 2.77% to 13.13% per annum. Total minimum payments due under notes payable and capital lease obligations as of February 28, 2014 are as follows (in thousands):

Fiscal year ending:
2015	$3,255
2016	2,308
2017	398

Total minimum payments	5,961
Less: portion representing interest	(367)

Present value of minimum payments	5,594
Less: current portion	(2,995)

Total, net of current portion	$2,599

(8) Transactions with Customers

In fiscal 2014 and 2013, the Company financed equipment and software purchases of $2.6 million and $1.1 million through vendors who are also customers, with capital lease obligations and notes payable. The Company earned $8.6 million or 12.0%, and $3.7 million or 4.9% of total revenue from these customers in fiscal 2014 and 2013. The transactions have been recorded at fair value, and the revenue and services are presented on a gross basis, as the Company received an identifiable benefit in exchange for the consideration, and the fair value of such benefit identified can be reasonably estimated and revenue was collected from the customer in cash.

(9) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company (“Seagate PLC”). Seagate LLC, a wholly owned subsidiary of Seagate

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

PLC, is one of the Company’s customers and the Company earned revenue of $3.3 million, $3.4 million, and $1.8 million for fiscal 2014, 2013, and 2012. The Company received payments from Seagate of $4.7 million, $3.1 million, and $2.3 million in the years ended February 28, 2014, and 2013, and February 29, 2012. The Company has outstanding receivables from Seagate of $0.1 million and $1.0 million as of February 28, 2014 and 2013.

(10) Commitments and Contingencies

Payable to Icon shareholders

In accordance with the share purchase agreement for the acquisition of ICON, the Company will place in escrow approximately $5.5 million (€4.0 million) payable to ICON’s former shareholders. The amount in escrow will be released to ICON’s former shareholders on July 31, 2014, the escrow expiration date, net of claims arising during the escrow period. The Company and the former shareholders have not selected the escrow agent as of February 28, 2014.

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense for the years ended February 28, 2014, and 2013 and February 29, 2012 was $2.7 million, $1.8 million, and $1.7 million.

Future minimum lease payments under noncancelable operating leases as of February 28, 2014 are as follows (in thousands):

Fiscal year ending:
2015	$2,431
2016	1,685
2017	1,571
2018	1,454
2019	540

Total minimum lease payments	$7,681

Several of the operating lease agreements require the Company to provide security deposits. As of February 28, 2014 and February 28, 2013, lease deposits totaled $0.5 million and $0.3 million. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the consolidated balance sheets.

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

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

(11) Income Taxes

The following table presents the income or loss before income taxes for domestic and foreign operations (in thousands):

	Years ended February 28 or 29,
	2014	2013	2012
United States	$(24,341)	$(799)	$121
Foreign	(1,232)	354	(268)

	$(25,573)	$(445)	$(147)

Income tax expense (benefit) consisted of the following (in thousands):

	Years ended February 28 or 29,
	2014	2013	2012
Current:
Federal	$7	$(24)	$(55)
Foreign	39	260	128
State	1	45	20

Total current tax expense	47	281	93

Deferred:
Federal	—	—	—
Foreign	(547)	(17)	(15)
State	—	—	—

Total deferred tax benefit	(547)	(17)	(15)

Total income tax expense	$(500)	$264	$78

The income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Years ended February 28 or 29,
	2014	2013	2012
Federal tax expense (benefit) at statutory rate	$(8,952)	$(156)	$(51)
State income taxes	(582)	15	189
Foreign rate differential	(31)	(5)	42
Nondeductible expenses	871	555	218
Foreign withholding tax	5	36	44
Research and development credits	(728)	(755)	(742)
Expired net operating losses	1,785	1,244	2,548
Other	26	660	689
Change in valuation allowance	7,106	(1,330)	(2,859)

Total income tax expense	$(500)	$264	$78

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

There is approximately $1.1 million of undistributed earnings of the Company’s foreign subsidiaries as of February 28, 2014. Federal income taxes in excess of those included for US income tax rules have not been provided for on the unremitted earnings of foreign corporations because such earnings are intended to be permanently reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company might be subject to both U.S. Federal and State income taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of February 28 or 29,
	2014	2013
Deferred tax assets:
Accruals and reserves	$1,964	$2,267
Deferred revenue	2,855	1,684
Stock-based compensation	1,285	284
State income taxes	(1)	3
Net operating loss carryforwards	97,987	93,992
Property and equipment	975	147
Credit carryforwards	5,212	4,782
Others	1,493	—

Gross deferred tax assets	111,770	103,159
Valuation allowance	(109,014)	(101,908)

Total deferred tax assets	2,756	1,251

Deferred tax liabilities:
Business acquisition	(3,385)	—
Other	—	(1,033)

Total deferred tax liabilities	(3,385)	(1,033)

Net deferred tax assets (liabilities)	$(629)	$218

The authoritative standard issued by FASB related to accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of certain realization requirements of ASC 718: Compensation—Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of February 28, 2014 and 2013 that arose directly from tax deductions related to equity compensation recognized for financial reporting. Equity will be increased by $5.7 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized. The net valuation allowance increased by approximately $7.1 million during the year ended February 28, 2014, primarily due to generation of NOLs. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and availability of tax planning strategies. As of February 28, 2014, the Company assessed that it is not more likely than not that the Company will ultimately realize the benefit of its net deferred tax assets in any taxing jurisdiction other than China, Germany, Malaysia and United Kingdom. Therefore the Company has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to the amount that is more likely than not to be recognized.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

As of February 28, 2014, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $340.9 million and $69.2 million which begin to expire in fiscal years 2023, and 2015. Furthermore the Company has a net operating loss for Japan income tax purpose of approximately $0.0 million, which will begin to expire in 2014. As of February 28, 2014, the Company had research and development tax credits of approximately $6.0 million and $4.7 million available to reduce future federal and California income taxes respectively. Federal credit carryforwards expire beginning in 2023. California credits carryforward indefinitely.

IRC Section 382 imposes limitations on a corporation’s ability to utilize its NOLs if the corporation experiences an ownership change, as defined. Based upon currently available information, the Company believes there was an ownership change in 2003. As a result, utilization of our U.S. Federal NOLs in future periods will likely be subject to an annual limitation under IRC Section 382. As noted above, as of February 28, 2014, federal and state net operating loss carryforwards for income tax purposes before any Section 382 limitation were approximately $340.9 million and $69.2 million, respectively. Accordingly, we have reduced our deferred tax assets based upon the anticipated federal and state net operating losses that are expected to expire unutilized due to the annual limitation.

As of February 28, 2014, the total amount of gross unrecognized tax benefits was $8.4 million, of which $0.7 million, if recognized, would affect our effective tax rate. As of February 28, 2013, we recorded gross unrecognized tax benefits of $4.5 million of which $0.3 million, if recognized, would affect our effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of February 28, 2014, the total amount of gross interest and penalties accrued was $0.1 million, which is classified as long-term taxes payable in the consolidated balance sheets.

Management believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next twelve months.

A reconciliation of the change in gross unrecognized tax benefits, including interest and penalties, is as follows (in thousands):

	As of February 28 or 29,
	2014	2013
Balance, beginning of year	$4,507	$3,975
Tax positions related to the current year:
Additions	557	394
Reductions	—	—
Tax positions related to prior year:
Additions	3,381	162
Reductions	(69)	—
Settlements	—	—
Lapses in statutes of limitations	—	(24)

Balance, end of year	$8,376	$4,507

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

The Company is subject to taxation in the U.S., various States, and foreign jurisdictions. The 2000 to 2014 tax year’s statute of limitations generally remain open and are subject to U.S. and CA tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2007 to 2014.

(12) Stockholders’ Equity

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

As of February 28, 2014, there were 28,825,098 shares of common stock issued and outstanding and no preferred stock issued or outstanding.

Convertible Preferred Stock

Upon the closing of the Company’s IPO on July 31, 2012, all outstanding convertible preferred stock was converted into 14,845,528 shares of common stock.

(13) Stock-based Compensation

In June 2012, the Board adopted the 2012 Stock Plan (“2012 Plan”), which was subsequently approved by the Company’s stockholders. Upon the completion of the IPO, all shares that were reserved but unissued under the 2003 Stock Plan were assumed by the 2012 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to service providers, including employee and directors, upon Board approval. No awards under the 2012 Plan were granted prior to the Company’s IPO. No additional awards will be granted under the 2003 Plan. As of February 28, 2014, there were 5,560,641 shares of common stock reserved for issuance under the 2012 Plan.

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

Some options granted are immediately exercisable and any unvested portion of the shares acquired upon early exercise is subject to a right of repurchase by the Company upon the employee’s termination at the original purchase price. The right of repurchase lapses as the options vest, which is generally over the four-year vesting period of the related options. As of February 28, 2013 there were 18,761 shares exercised that were subject to repurchase. The $6,566 aggregate exercise price of the options subject to repurchase as of February 28, 2013 is recorded in Other noncurrent liabilities and were amortized to equity as the options vest. As of February 28, 2014, there were no shares exercised that were subject to repurchase.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

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

	Years Ended February 28 or 29,
	2014	2013	2012
Expected term (in years)	5.96	6.01	5.84
Expected stock price volatility	49.32% –51.76%	50.0% – 55.0%	49.1% – 54.5%
Risk-free interest rate	0.73% – 1.85%	0.8% – 1.3%	1.1% – 2.6%
Expected dividend yield	—	—	—

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

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial performance requirements to be achieved by February 28, 2013, before vesting could occur. The vesting of these stock options was also dependent upon the employees’ continued employment after February 28, 2013. In March 2012, the Board of Directors approved a modification of the financial performance requirements. At the date of the modification, the Company determined that the achievement of the modified performance requirements was probable and, accordingly, the recording of compensation cost related to the modified awards commenced. Prior to this date, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on the then-current and expected operational results, it was not probable that the associated financial performance requirements would be achieved. The modified financial performance requirements were achieved by February 28, 2013. The unrecognized compensation cost related to these options is $0.8 million as of February 28, 2014, and is being recognized over the remaining vesting term of three years from the measurement date of February 28, 2013.

In July, September, November 2013, and February 2014, the Company awarded 125,250, 287,500, 40,000, and 29,000 restricted stock units that are subject to certain financial performance requirements before vesting can occur. The vesting of these stock options is also dependent upon the employees’ continued employment after February 28, 2014. The Company records compensation expense related to these awards based on the estimated probability of achievement of the financial performance requirements. The compensation cost related to the awards deemed probable of vesting amounting to $0.7 million and was recorded in the condensed consolidated statement of operations for the year ended February 28, 2014. The unrecognized compensation cost related to the awards is $1.9 million as of February 28, 2014, and is being recognized over the remaining vesting term of these awards ranging from six to eighteen months from the measurement date of February 28, 2014.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

Stock Options:

Activity under the Company’s stock option plans for the years presented is as follows:

	Number of shares	Weighted average exercise price per share	Weighted average remaining term
Balance of options outstanding, February 28, 2013	2,674,335	$4.59	8.00 years
Options granted	865,875	18.84
Options exercised	(805,776)	3.10
Options canceled and forfeited	(492,650)	8.12

Balance of options outstanding, February 28, 2014	2,241,784	$9.86	7.97 years

Balance of options expected to vest, February 28, 2013	2,485,050	$4.41	7.94 years
Balance of options exercisable, February 28, 2013	1,005,204	2.68	7.03 years
Balance of options expected to vest, February 28, 2014	2,179,660	9.71	7.95 years
Balance of options exercisable, February 28, 2014	841,902	6.38	7.29 years

The weighted average grant date fair value of the employee stock options granted during the years ended February 28, 2014 and 2013, and February 29, 2012 was $18.84, $12.98 and $3.50.

The intrinsic value of employee stock options exercised during the years ended February 28, 2014 and 2013, and February 29, 2012 was $13.0 million, $8.3 million and $0.8 million. The intrinsic value of vested shares as of February 28, 2014 and 2013, and February 29, 2012 was $18.0 million, $17.2 million and $7.4 million.

As of February 28, 2014, the number of unvested options was 1,399,882.

As of February 28, 2014, the Company had $7.7 million of unrecognized compensation costs excluding estimated forfeitures, related to unvested stock option awards, which are expected to be recognized over a weighted average period of 2.46 years.

Restricted Stock Units:

Activity under the Company’s RSU plans for the years presented is as follows:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining term
Balance of awards outstanding, February 28, 2013	118,500	$14.42	3.62 years
Awards granted	537,214	21.00
Awards released	(26,371)	22.66
Awards canceled and forfeited	(61,148)	18.42

Balance of awards outstanding, February 28, 2014	568,195	$19.83	2.11 years

Balance of awards expected to vest, February 28, 2013	92,136	$14.42	3.62 years
Balance of awards vested, February 28, 2013	—	$—	—
Balance of awards expected to vest, February 28, 2014	520,774	$19.83	2.11 years
Balance of awards vested, February 28, 2014	—	$—	—

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

The weighted average grant date fair value per share of the RSUs granted during the year ended February 28, 2014 and 2013 was $21.00 and $14.40.

The intrinsic value of outstanding RSUs as of February 28, 2014 was $15.8 million.

Total compensation expense for these awards recorded in the condensed consolidated statement of operations for the year ended February 28, 2014 and 2013 was $1.3 million and $0.1 million. The unrecognized compensation expense related to these RSUs was $3.5 million as of February 28, 2014 which is expected to be recognized over a weighted average period of 2.11 years.

Total share-based compensation:

Total compensation expense recorded for share-based payments amounted to $5.5 million, $2.2 million and $0.7 million for the years ended February 28, 2014 and 2013 and February 29, 2012. No compensation cost was capitalized during the years ended February 28, 2014, February 28, 2013 and February 29, 2012.

The table below sets forth the functional classification of stock-based compensation expense for the periods presented (in thousands):

	Years Ended February 28 or 29,
	2014	2013	2012
Cost of revenue	$1,641	$621	$203
Research and development	460	184	84
Sales and marketing	2,035	749	259
General and administrative	1,375	691	181

	$5,511	$2,245	$727

(14) Net Loss Per Share

Basic net loss per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding, including potential dilutive common stock equivalents using the treasury stock method.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended February 28 or 29,
	2014	2013	2012
Net loss	$(25,072)	$(709)	$(225)

Basic shares:
Weighted average common shares outstanding	26,415	17,547	6,165
Less: weighted average unvested common shares subject to repurchase or cancellation	—	(57)	(247)

	$26,415	$17,490	$5,918

Diluted shares:
Weighted average common shares outstanding	26,415	17,547	6,165
Less: Weighted average unvested common shares subject to repurchase or cancellation	—	(57)	(247)

	26,415	17,490	5,918

Net loss per share:
Basic	$(0.95)	$(0.04)	$(0.04)

Diluted	$(0.95)	$(0.04)	$(0.04)

The following outstanding shares, options, awards and warrants were excluded from the computation of diluted net loss per share in the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended February 28 or 29,
	2014	2013	2012
Options to purchase common stock	1,276	2,038	999
Convertible preferred stock	—	—	14,771
Preferred stock warrants	—	—	189
Unvested common shares subject to repurchase	—	57	126
Restricted stock units	379	47	—

(15) Fair Value Measurements

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

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect the Company’s assessment of the assumptions market participants would use to value certain financial instruments. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of February 28, 2014 and 2013 are summarized as follows (in thousands):

	February 28, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$11,905	$—	$—	$11,905
Money market funds	19,221	—	—	19,221
Commercial paper	—	8,297	—	8,297
Short-term investments:
Commercial paper	—	10,491	—	10,491
Corporate debt securities	—	2,378	—	2,378
Agency bond	—	1,505	—	1,505
Other current assets:
Foreign currency forward contracts	—	60	—	60
Long-term investments:
Corporate debt securities	—	3,151	—	3,151
Asset backed securities	—	250	—	250
U.S. government securities	5,008	—	—	5,008
Common trust fund	—	116	—	116
Insurance company contract	—	16	—	16
Other noncurrent assets:
Certificate of deposit	16	—	—	16

Total assets	$36,150	$26,264	$—	$62,414

Liabilities:
Other current liabilities:
Foreign currency forward contracts	—	(163)	—	(163)

Total liabilities	$—	$(163)	$—	$(163)

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

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

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

For the years ended February 28, 2014 and February 28, 2013, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of February 28, 2014 and February 28, 2013.

	As of February 28, 2014			As of February 28, 2013
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
				(Unaudited)
	(Dollars in thousands, except average contract rate)
Foreign currency forward exchange contracts:
Euro	$7,401	1.4	$(256)	$7,322	1.3	$(146)
Malaysian Ringgit	(2,146)	3.2	(59)	(2,255)	3.1	(8)
British Pound	(4,317)	1.6	212	—	—	—

Total	$938		$(103)	$5,067		$(154)

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(16) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Years Ended February 28 or 29,
	2014		2013		2012
	Percentage of total revenue	Percentage of total accounts receivable	Percentage of total revenue	Percentage of total accounts receivable	Percentage of total revenue	Percentage of total accounts receivable
Customer A	*	24%	12%	16%	15%	11%
Customer B	*	20	*	16	*	*
Customer C	*	*	15	13	17	14

*	Indicates less than 10%

Revenue from Customer C in fiscal 2013 and 2014 included revenue associated with a material modification to an existing agreement that resulted in recognition of revenue earlier than would otherwise have occurred.

E2OPEN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended February 28, 2014, February 28, 2013 and February 29, 2012

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Years Ended February 28 or 29,
	2014	2013	2012
Americas	$57,501	$59,884	$49,064
Europe	12,950	14,394	9,151
Asia	790	660	1,472

	$71,241	$74,938	$59,687

Countries accounting for 10% or more of revenue were as follows (in thousands):

	Years Ended February 28 or 29,
	2014	2013	2012
United States	74.8%	64.0%	61.8%
Canada	*	16.5	19.8
United Kingdom	*	12.1	12.2

*	Indicates less than 10%

(17) Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of fiscal 2014 and 2013:

	Three Months Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012
	(Dollars in thousands, except per share data)
Total revenue	$19,370	$18,260	$18,012	$15,599	$17,611	$18,963	$22,891	$15,473
Total cost of revenue	7,533	7,486	7,189	6,585	6,092	5,866	5,662	5,692
Total gross profit	11,837	10,774	10,823	9,014	11,519	13,097	17,229	9,781
Net income (loss)	(6,373)	(7,382)	(5,923)	(5,394)	(2,815)	(82)	4,566	(2,378)
Net income (loss) per share (A)
Basic	(0.23)	(0.28)	(0.23)	(0.21)	(0.11)	—	0.33	(0.38)
Diluted	(0.23)	(0.28)	(0.23)	(0.21)	(0.11)	—	0.19	(0.38)
Weighted average shares used to compute net income (loss) per share:
Basic	27,497	26,545	26,018	25,615	25,178	25,021	13,875	6,190
Diluted	27,497	26,545	26,018	25,615	25,178	25,021	24,421	6,190

(A)	Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures as of February 28, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The information required by this item will be set forth in the proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended February 28, 2014 in connection with our 2014 annual meeting of stockholders (“Proxy Statement”), and is incorporated in this report by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2014.

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

Signature	Title	Date

/s/ Mark E. Woodward Mark E. Woodward	Director, President and Chief Executive Officer (Principal Executive Officer)	May 2, 2014

/s/ Peter J. Maloney Peter J. Maloney	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2014

/s/ John B. Mumford John B. Mumford	Chairman of the Board of Directors	May 2, 2014

/s/ Carl Bass Carl Bass	Director	May 2, 2014

/s/ Bernard F. Mathaisel Bernard F. Mathaisel	Director	May 2, 2014

/s/ Nicholas G. Moore Nicholas G. Moore	Director	May 2, 2014

/s/ Patrick J. O’Malley, III Patrick J. O’Malley, III	Director	May 2, 2014

/s/ Stephen M. Ward, Jr. Stephen M. Ward, Jr.	Director	May 2, 2014

EXHIBIT INDEX

2.1(1)	Share Purchase Agreement between ICON-SCM AG and the Company, dated July 30, 2013.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.4(2)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate of the Registrant.

4.2(3)	Registration Rights Agreement, dated June 27, 2005, as amended.

10.1#(2)	Form of Director and Executive Officer Indemnification Agreement.

10.2#(3)	2003 Stock Plan, as amended and forms of option agreements thereunder.

10.3#(2)	2012 Equity Compensation Plan and forms of agreements thereunder.

10.4#(4)	Offer Letter to Mark E. Woodward, dated June 20, 2008.

10.5#(4)	Offer Letter to Peter J. Maloney, dated December 26, 2007.

10.6#(4)	Addendum to Offer Letter to Peter J. Maloney, dated June 10, 2008.

10.8#(4)	Offer Letter to David W. Packer, dated August 18, 2008, as amended.

10.9#(4)	Offer Letter to Michael A. Schmitt, dated December 13, 2010.

10.10#(4)	Offer Letter to Robert Schoenthaler, dated June 18, 2007.

10.12(4)	Lease Agreement by and between Bayside Towers, Inc. and the Registrant, dated May 7, 2009.

10.13(4)	Office Building Lease by and between TPG—Great Hills Plaza LLC and Registrant, dated September 2, 2005, as amended.

10.14(4)	Office Lease Agreement by and between Teachers Insurance and Annuity Association of America and Registrant, dated April 27, 2005, as amended.

10.15(4)	Tenancy Agreement by and between Inter Heritage (M) Sdn. Bhd. and E2open Development Corporation, a subsidiary of the Registrant, dated November 19, 2007, as amended.

10.16(4)	License for Use of ASMEC Facilities by and between Asmec Management Associates Ltd and Registrant, dated March 30, 2007, as amended.

10.17(4)	Fourth Amended and Restated Business Financing Agreement by and between Bridge Bank, National Association and Registrant, dated April 30, 2010.

10.18(4)	Intellectual Property Security Agreement by and between Bridge Bank, National Association and Registrant, dated April 30, 2010.

10.19(4)	Master Services Agreement by and between Equinix Operating Co., Inc. and Registrant, dated May 7, 2004, as amended.

10.20#(5)	Form of Change in Control Severance Agreement to be entered into with the Company’s executive officers.

10.21*	Amendment Number One to Business Financing Agreement by and between Bridge Bank, National Association and Registrant, dated February 21, 2014.

21.1(4)	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Principal Executive Officer of E2open, Inc. pursuant to rule 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of E2open, Inc. pursuant to rule 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of E2open, Inc. pursuant to18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Indicates a management contract or compensatory plan.
(1)	Incorporated by reference from Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (No. 001-35598), as filed with the Securities and Exchange Commission on October 10, 2013.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 3, as filed with the Securities and Exchange Commission on July 2, 2012.
(3)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), as filed with the Securities and Exchange Commission on February 17, 2012.
(4)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 1, as filed with the Securities and Exchange Commission on May 4, 2012.
(5)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 4, as filed with the Securities and Exchange Commission on July 13, 2012.