Form 10-Q
period 2014-05-31
E2open Inc
filed 2014-07-10
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

There were 29,100,177 shares of the registrant’s Common Stock issued and outstanding as of June 30, 2014.

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

E2OPEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	May 31, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$31,349	$42,723
Short-term investments	19,957	14,374
Accounts receivable, net of allowance of $81 and $78	15,310	21,995
Prepaid expenses and other current assets	3,510	4,380

Total current assets	70,126	83,472
Long-term investments	10,554	8,541
Goodwill	22,556	22,556
Intangible assets, net	10,750	11,395
Property and equipment, net	3,347	3,431
Other assets	1,248	1,316

Total assets	$118,581	$130,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,322	$12,366
Deferred revenue	39,151	43,672
Payable to ICON shareholders	5,447	5,473
Current portion of notes payable and capital lease obligations	2,975	2,995

Total current liabilities	58,895	64,506
Deferred revenue	924	1,587
Notes payable and capital lease obligations, net of current portion	2,372	2,599
Other noncurrent liabilities	2,040	2,195

Total liabilities	64,231	70,887

Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000 authorized shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value. 100,000 authorized shares, 28,850 and 28,825 shares issued and outstanding as of May 31, 2014 and February 28, 2014	29	29
Additional paid-in capital	427,849	426,031
Accumulated other comprehensive income	57	31
Accumulated deficit	(373,585)	(366,267)

Total stockholders’ equity	54,350	59,824

Total liabilities and stockholders’ equity	$118,581	$130,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,
	2014	2013
Revenue

Subscriptions and support	$16,306	$12,292
Professional services and other	2,725	3,307

Total revenue	19,031	15,599

Cost of revenue
Subscriptions and support	3,120	2,528
Professional services and other	3,851	4,057
Amortization of acquired intangibles	350	—

Total cost of revenue	7,321	6,585

Gross profit (loss)
Subscriptions and support	12,836	9,764
Professional services and other	(1,126)	(750)

Total gross profit	11,710	9,014

Operating expenses:
Research and development	5,224	4,073
Sales and marketing	10,442	7,899
General and administrative	2,898	2,448
Acquisition-related expenses	208	—
Amortization of acquired intangibles	294	—

Total operating expenses	19,066	14,420

Loss from operations	(7,356)	(5,406)
Interest and other income (expense), net	(33)	51

Loss before income taxes	(7,389)	(5,355)
Benefit from (provision for) income taxes	71	(39)

Net loss	$(7,318)	$(5,394)

Net loss per share:
Basic and diluted	$(0.25)	$(0.21)

Weighted average shares used to compute net loss per share:
Basic and diluted	28,836	25,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,
	2014	2013

Net loss	$(7,318)	$(5,394)

Other comprehensive income (loss):
Net change on unrealized gains (losses) on investments	6	(12)
Net foreign currency translation gains (losses)	20	3

Total other comprehensive income (loss), net	26	(9)

Total comprehensive loss	$(7,292)	$(5,403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,318)	$(5,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,786	845
Depreciation and amortization	1,215	404
Other	67	(23)
Changes in operating assets and liabilities:
Accounts receivable, net	6,685	6,797
Prepaid expenses and other current assets	955	(74)
Accounts payable and accrued liabilities	(350)	(1,523)
Deferred revenue	(5,183)	(4,589)
Other noncurrent liabilities	(167)	261

Net cash used in operating activities	(2,310)	(3,296)

Cash flows from investing activities:
Capital expenditures	(71)	(39)
Purchase of marketable securities	(12,251)	(10,008)
Proceeds from sale and maturities of marketable securities	4,501	8,596
Other assets	(1)	(24)

Net cash used in investing activities	(7,822)	(1,475)

Cash flows from financing activities:
Proceeds from bank credit facilities	2,284	—
Repayments of bank credit facilities	(2,284)	—
Repayments of notes payable and capital lease obligations	(948)	(458)
Payments of stock offering costs	(305)	—
Proceeds from exercise of common stock options	89	673
Other	(52)	—

Net cash provided by (used in) financing activities	(1,216)	215

Effect of exchange rate changes on cash and cash equivalents	(26)	3

Net decrease in cash and cash equivalents	(11,374)	(4,553)
Cash and cash equivalents at beginning of period	42,723	20,262

Cash and cash equivalents at end of period	$31,349	$15,709

Supplemental cash flow information:
Cash paid during the period for:
Interest	$94	$16

Income taxes	$123	$45

Non-cash financing and investing activities:
Property, software and equipment acquired under notes payable and capital leases	$312	$355

Prepaid software, maintenance and services under notes payable and capital leases	$426	$973

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain information and notes normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”).

Effective March 1, 2014, the Company elected to present consolidated statements of comprehensive income (loss) separate from the consolidated statements of operations, rather than present the components of Other Comprehensive Income (“OCI”) in a single continuous statement. The accounting standards permit both methods of presentation. The change only impacts the financial statement presentation of OCI and does not change the components that are recognized in net income or OCI. The change also has no impact on the Company’s financial position or results of operations.

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three months ended May 31, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other period.

Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Accounting Updates

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The adoption of ASU 2013-11 on March 1, 2014 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently assessing the impact the adoption of this update will have on its consolidated financial statements.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Such estimates include the allowance for doubtful accounts receivable, deferred tax asset valuation allowance, unrecognized tax benefits, fair value of acquired tangible and intangible assets, useful lives of tangible and intangible assets, potential impairment of goodwill or other long-lived assets, accrued liabilities, loss contingencies and stock-based compensation amortization periods and forfeiture rates. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which consist principally of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any long-lived asset impairment charges during the three months ended May 31, 2014 and 2013.

(3) Cash and Investments

The following table presents cash, cash equivalents and investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of May 31, 2014:
Cash	$1,884	$—	$—	$1,884
Cash equivalents:
Money market accounts	9,659	—	—	9,659
Money market funds	15,007	—	—	15,007
Commercial paper	4,799	—	—	4,799
Short-term investments:
Commercial paper	10,494	2	—	10,496
Corporate debt securities	6,956	3	(1)	6,958
Agency bond	1,501	—	(1)	1,500
Certificate of deposit	1,003			1,003
Long-term investments:
Corporate debt securities	2,577	2	—	2,579
Asset-backed securities	250	—	—	250
U.S. government securities	4,000	4	—	4,004
Agency bond	3,586	3	—	3,589
Common trust fund	116	—	—	116
Insurance company contract	16	—	—	16

Total cash, cash equivalents, and investments	$61,848	$14	$(2)	$61,860

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of February 28, 2014:
Cash	$3,300	$—	$—	$3,300
Cash equivalents:
Money market accounts	11,905	—	—	11,905
Money market funds	19,221	—	—	19,221
Commercial paper	8,296	1	—	8,297
Short-term investments:
Commercial paper	10,492	—	(1)	10,491
Corporate debt securities	2,378	1	(1)	2,378
Agency bond	1,504	1	—	1,505
Long-term investments:
Corporate debt securities	3,154	3	(6)	3,151
Asset-backed securities	250	—	—	250
U.S. government securities	5,005	3	—	5,008
Common trust fund	120	—	(4)	116
Insurance company contract	16	—	—	16

Total cash, cash equivalents, and investments	$65,641	$9	$(12)	$65,638

The available-for-sale securities that the Company intends to hold for less than one year are classified as short-term investments, and the securities that the Company intends to hold for more than one year are classified as long-term investments. The following table presents available-for-sale securities, recorded in cash equivalents and investments, by contractual maturity date as of May 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Matures in one year or less	$24,752	$24,756
Matures after one year through two years	10,544	10,554

Total	$35,296	$35,310

For the three months ended May 31, 2014, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of May 31, 2014, the Company did not consider any of its available-for-sale securities to be other-than-temporarily impaired.

(4) Goodwill and Intangible Assets

Goodwill and intangible assets are as follows (in thousands):

	May 31, 2014	February 28, 2014
Goodwill	$22,556	$22,556

Intangible assets
Acquired technology	$7,000	$7,000
Less: accumulated amortization	(1,167)	(817)

Net acquired technology	5,833	6,183

Customer relationships	$5,900	$5,900
Less: accumulated amortization	(983)	(688)

Net customer relationships	4,917	5,212

Net intangible assets	$10,750	$11,395

Intangible asset amortization expense was $0.6 million, of which, $0.3 million was recorded in cost of revenues, and $0.3 million in operating expenses.

The expected future annual amortization expense related to the acquired intangible assets existing as of May 31, 2014, is as follows (in thousands):

Fiscal year ending:
2015 (remaining nine months)	$1,935
2016	2,580
2017	2,580
2018	2,580
2019	1,075

Total	$10,750

(5) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the dates presented comprised the following (in thousands):

	May 31, 2014	February 28, 2014
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,207	$1,215
Other prepaid expenses and other current assets	2,303	3,165

	$3,510	$4,380

The total cost of software licenses, maintenance, and insurance premiums financed under capital leases and notes payable included above was $3.5 million and $5.1 million as of May 31, 2014 and February 28, 2014. Accumulated amortization on software licenses under capital leases and notes payable was $0.7 million and $1.2 million as of May 31, 2014 and February 28, 2014. Amortization of software licenses held under capital leases and notes payable is included in cost of revenue and operating expenses. Prepaid maintenance and services are expensed over the term of the agreements.

	May 31, 2014	February 28, 2014
Property and equipment, net:
Computer equipment	$9,652	$9,569
Software	9,602	9,461
Furniture and fixtures	207	214
Leasehold improvements	511	511

	19,972	19,755
Less: accumulated depreciation and amortization	(16,625)	(16,324)

	$3,347	$3,431

Property and equipment financed through capital leases and notes payable included above aggregated $3.5 million and $3.4 million as of May 31, 2014 and February 28, 2014. Accumulated depreciation and amortization on these assets aggregated $1.2 million and $1.0 million as of May 31, 2014 and February 28, 2014.

	May 31, 2014	February 28, 2014
Accounts payable and accrued liabilities:
Accrued compensation costs	$5,934	$7,494
Trade accounts payable	4,078	3,242
Accrued taxes and other	1,310	1,630

	$11,322	$12,366

(6) Notes Payable and Capital Lease Obligations

The Company finances the purchase of certain equipment, software and related support and maintenance with notes payable and capital leases. The terms of the notes payable range from nine months to three years and the notes bear interest at rates ranging from 2.77% to 13.13% per annum. Total minimum payments due under notes payable and capital lease obligations as of May 31, 2014 are as follows (in thousands):

Total minimum payments due under capital lease obligations as of May 31, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 9 months)	$1,351
2016	1,378
2017	196

Total minimum payments	2,925
Less: portion representing interest	(181)

Total principal portion of minimum payments	2,744
Less: current portion	(1,643)

Total principal portion of minimum payments, net of current portion	$1,101

Total amounts due under notes payable as of May 31, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 9 months)	$1,019
2016	1,197
2017	387

Total	2,603
Less: current portion	(1,332)

Total notes payable, net of current portion	$1,271

(7) Bank Credit Facilities

On October 7, 2013, the Company entered into a business financing agreement for a revolving loan facility with a borrowing capacity of up to $20.0 million. Funds available are subject to a borrowing formula which is secured by the Company’s accounts receivable and contracted backlog. As of May 31, 2014, the available borrowing capacity amount is $19.3 million. This agreement is effective for a period of two years through October 2015. The revolving loan facility bears interest at a per annum rate ranging from the Wall Street Journal prime rate minus 0.25% to the Wall Street Journal prime rate plus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is a general obligation of the Company secured by the Company’s tangible and intangible assets, as well as a negative pledge whereby the Company agrees not to give any creditor a security interest on the Company’s intellectual property. There were no borrowings as of and for the three months ended May 31, 2014.

A wholly-owned subsidiary in Germany maintains bank overdraft facilities with a local bank used primarily to fund working capital. For the three months ended May 31, 2014, the Company borrowed and repaid $2.3 million from these overdraft facilities. As of May 31, 2014, the Company had approximately $0.7 million (€0.5 million) of overdraft capacity, with no outstanding balance.

(8) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company, or Seagate PLC. Seagate LLC, a wholly owned subsidiary of Seagate PLC (“Seagate”), is one of the Company’s customers and the Company earned revenue of $0.8 million and $0.7 million for the three months ended May 31, 2014 and 2013. The Company received payments from Seagate of $1.0 million for the three months ended May 31, 2013. The Company has outstanding receivables from Seagate of $0.1 million as of May 31, 2014 and February 28, 2014.

(9) Commitments and Contingencies

Payable to ICON shareholders

In accordance with the share purchase agreement for the acquisition of ICON, the Company is required to place in escrow approximately $5.4 million (€4.0 million) payable to ICON’s former shareholders. The amount in escrow will be released to ICON’s former shareholders on July 31, 2014, the escrow expiration date, net of any claims arising during the escrow period. The Company and the former shareholders selected an escrow agent and funded the escrow account on June 16, 2014.

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense was $0.7 million and $0.6 million for the three months ended May 31, 2014 and 2013. Future minimum lease payments under noncancelable operating leases as of May 31, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 9 months)	$1,747
2016	1,685
2017	1,570
2018	1,453
2019	540

Total minimum lease payments	$6,995

Several of the operating lease agreements require the Company to provide security deposits. As of May 31, 2014 and February 28, 2014, lease deposits were $0.5 million. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the condensed consolidated balance sheets.

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

(10) Interest and other income (expense), net

Interest and other income (expense), net for the periods presented consisted of the following (in thousands):

	Three Months Ended May 31,
	2014	2013
Interest income	$34	$48
Interest expense	(90)	(22)
Bank financing fees	(32)	—
Foreign exchange losses —realized and unrealized, net	(11)	(53)
Gains from foreign currency contracts—realized and unrealized, net	140	77
Other, net	(74)	1

	$(33)	$51

(11) Income Taxes

The Company records its interim income tax benefit or provision based on its estimated annual effective tax rate for the year. The benefit from (provision for) income taxes for the three months ended May 31, 2014 and 2013 was $0.1 million and $(0.0) million. For the three months ended May 31, 2014, the Company recorded a benefit from income taxes of $0.1 million, which includes a decrease in accrued taxes as a result of lapse of the statute of limitation, slightly offset by foreign income taxes.

The Company has incurred operating losses for most years since inception. As of February 28, 2014, it had net operating loss (“NOL”) carryforwards for federal income tax purposes of $340.9 million, which begin to expire in fiscal 2023, and had NOL carryforwards for state income tax purposes of $69.2 million, which begin to expire in fiscal 2015. In order to utilize the NOL carryforwards, the Company must generate consolidated taxable income which can offset such carryforwards. The deferred tax asset associated with the NOL carryforwards is $98.0 million. As a result of continuing losses, management has determined that insufficient evidence exists to support that it is more likely than not that the Company will realize the benefits of its U.S. net deferred tax assets and therefore has recorded a valuation allowance to reduce the net carrying value of these deferred tax assets to zero. Accordingly, the Company has not recorded a provision for income taxes for any of the periods presented other than provisions for estimated federal alternative minimum taxes, state and foreign taxes, as well as income taxes in foreign jurisdictions. The Company’s effective tax rate differs from the statutory rate due primarily to valuation allowances on deferred taxes, state taxes, foreign taxes, and tax contingencies.

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely. There is $1.3 million of undistributed earnings of the Company’s foreign subsidiaries as of May 31, 2014. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

As of May 31, 2014 and February 28, 2014, the total amount of gross unrecognized tax benefits was $8.3 million and $8.4 million, of which $0.7 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of gross interest and penalties accrued was $0.1 million as of May 31, 2014 and February 28, 2014, and was classified as other noncurrent liabilities in the consolidated balance sheets. The Company believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. The Company is not currently under examination or audit by any taxing authorities. For the three months ended May 31, 2014, there has been no material change in the total amount or composition of the Company’s unrecognized tax benefits. The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2014 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2007 to 2014.

(12) Stock-based Compensation

Options and Awards Granted to Employees

In June 2012, the Board adopted the 2012 Stock Plan (“2012 Plan”), which was subsequently approved by the Company’s stockholders. Upon the completion of the initial public offering (“IPO”), all shares that were reserved but unissued under the 2003 Stock Plan were assumed by the 2012 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to service providers, including employees and directors, upon Board approval. No awards under the 2012 Plan were granted prior to the Company’s IPO. No additional awards will be granted under the 2003 Plan. As of May 31, 2014, there were 6,956,561 shares of common stock reserved for issuance under all stock plans.

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

	Three Months Ended May 31,
	2014	2013
Expected term (in years)	6.08	5.79
Expected stock price volatility	51.0%	51.5% - 51.8%
Risk-free interest rate	1.9%	0.7 - 1.0%
Expected dividend yield	—	—

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

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial performance requirements to be achieved by February 28, 2013, before vesting could occur. The vesting of these stock options was also dependent upon the employees’ continued employment after February 28, 2013. In March 2012, the Board of Directors approved a modification of the financial performance requirements. At the date of the modification, the Company determined that the achievement of the modified performance requirements was probable and, accordingly, the recording of compensation cost related to the modified awards commenced. Prior to this date, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on the then-current and expected operational results, it was not probable that the associated financial performance requirements would be achieved. The modified financial performance requirements were achieved by February 28, 2013. The unrecognized compensation cost related to these options was $0.6 million as of May 31, 2014, and is being recognized over the remaining vesting term of three years from the measurement date of February 28, 2013.

In July 2013, the Company awarded 125,250 restricted stock units that were subject to certain financial performance requirements to be achieved by February 28, 2014 before vesting will occur. The vesting of these stock awards is also dependent upon the employees’ continued employment after February 28, 2014. In May 2014, the Board of Directors approved a modification of these awards which resulted in an incremental compensation expense to be recognized over the remaining vesting period. The compensation cost related to these awards is $0.3 million for the three months ended May 31, 2014. The unrecognized compensation cost related to these awards as of May 31, 2014 is $1.0 million, and is being recognized over the remaining vesting period ranging from three months to fifteen months.

In fiscal 2014, the Company awarded 356,500 restricted stock units that are subject to certain financial performance requirements before vesting can occur, and the employees’ continued employment. The Company records compensation expense related to these awards based on the estimated probability of achievement of the financial performance requirements. The compensation cost related to the awards deemed probable of vesting amounting to $0.4 million and was recorded in the condensed consolidated statement of operations for the three months ended May 31, 2014. The unrecognized compensation cost related to the awards was $0.6 million as of May 31, 2014, and is being recognized over the remaining vesting period ranging from six months to four years.

Stock Options:

Stock option activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining term
Balance of options outstanding, February 28, 2014	2,241,784	$9.86	7.97 years
Options granted	66,416	18.00
Options exercised	(19,207)	4.91
Options canceled and forfeited	(50,779)	12.62

Balance of options outstanding, May 31, 2014	2,238,214	10.08	7.79 years

Balance of options expected to vest as of February 28, 2014	2,179,660	9.71	7.95 years
Balance of options exercisable as of February 28, 2014	841,902	6.38	7.29 years
Balance of options expected to vest as of May 31, 2014	2,148,192	9.89	7.76 years
Balance of options exercisable as of May 31, 2014	991,484	6.98	7.08 years

The weighted average grant date fair value per share of the employee stock options granted during the three months ended May 31, 2014 and 2013 was $18.00 and $18.03.

The intrinsic values of employee stock options exercised during the three months ended May 31, 2014 and 2013 was $0.3 million and $4.3 million. The intrinsic values of vested shares as of May 31, 2014 and February 28, 2014 were $10.8 million and $18.0 million.

As of May 31, 2014, the number of unvested options was 1,246,730.

As of May 31, 2014, the Company had $7.1 million of unrecognized compensation cost excluding estimated forfeitures, related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.36 years.

Restricted Stock Units:

The RSU activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining term
Balance of awards outstanding, February 28, 2014	568,195	$19.83	2.11 years
Awards granted	333,508	18.00
Awards released	(8,857)	16.13
Awards canceled and forfeited	(43,468)	18.91

Balance of awards outstanding, May 31, 2014	849,378	$19.60	2.48 years

Balance of awards expected to vest, February 28, 2014	520,774	$19.83	2.11 years
Balance of awards expected to vest, May 31, 2014	752,960	$19.60	2.48 years

The weighted average grant date fair value per share of the RSUs granted during the three months ended May 31, 2014 and 2013 was $18.00 and $13.72.

The intrinsic value of outstanding RSUs as of May 31, 2014 was $14.9 million.

Total compensation expense for these awards recorded in the condensed consolidated statement of operations for the three months ended May 31, 2014 and 2013 was $1.0 million and $0.1 million. As of May 31, 2014, none of the outstanding awards were vested.

As of May 31, 2014, the Company had $7.9 million of unrecognized compensation expense related to these RSUs, which is expected to be recognized over a weighted average period of 2.48 years.

Total share-based compensation:

Total compensation expense recorded for share-based awards for the three months ended May 31, 2014 and 2013 was $1.8 million and $0.8 million. No compensation cost was capitalized during the three months ended May 31, 2014 and 2013.

The table below sets forth the functional classification of share-based compensation expense for the periods presented (in thousands):

	Three Months Ended May 31,
	2014	2013
Cost of revenue	$542	$232
Research and development	159	68
Sales and marketing	672	290
General and administrative	413	255

	$1,786	$845

(13) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units and warrants using the treasury stock method. For periods in which the Company has generated a net loss, the Company does not include stock options, warrants, and unvested restricted stock units in its computation of diluted net loss per share, as the impact of these awards is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended May 31,
	2014	2013
Net loss	$(7,318)	$(5,394)

Basic and diluted shares:	28,836	25,615

Net loss per share:
Basic and diluted	$(0.25)	$(0.21)

The following weighted average outstanding shares, options, restricted stock units and warrants were excluded from the computation of diluted net income per share in the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended May 31,
	2014	2013
Options to purchase common stock	1,020	1,468
Unvested common shares subject to repurchase	—	11
Restricted stock units	616	120

(14) Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, net, accounts payable, payable to ICON shareholders, notes payable and capital lease obligations. Accounts receivable, net, accounts payable and payable to ICON shareholders are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents, investments and foreign currency forward contracts at fair value based on an exchange or exit price as defined by the authoritative guidance on fair value measurements which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. The Company estimates the fair value for notes payable and capital lease obligations by discounting the future cash flows of the related note and lease payments.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of May 31, 2014 and February 28, 2014, are summarized as follows (in thousands):

	May 31, 2014				February 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$9,659	$—	$—	$9,659	$11,905	$—	$—	$11,905
Money market funds	15,007	—	—	15,007	19,221	—	—	19,221
Commercial paper	—	4,799	—	4,799	—	8,297	—	8,297
Short-term investments:
Commercial paper	—	10,496	—	10,496	—	10,491	—	10,491
Corporate debt securities	—	6,958	—	6,958	—	2,378	—	2,378
Agency bond	—	1,500	—	1,500	—	1,505	—	1,505
Certificate of deposit	1,003	—	—	1,003	—	—	—	—
Other current assets:
Foreign currency forward contracts	—	71	—	71	—	60	—	60
Long-term investments:
Corporate debt securities	—	2,579	—	2,579	—	3,151	—	3,151
Asset-backed securities	—	250	—	250	—	250	—	250
Common trust fund	—	116	—	116	—	116	—	116
Insurance company contract	—	16	—	16	—	16	—	16
Agency bond	—	3,589	—	3,589	—	—	—	—
U.S. government securities	4,004	—	—	4,004	5,008	—	—	5,008
Other noncurrent assets:
Certificate of deposit	16	—	—	16	16	—	—	16

Total assets	$29,689	$30,374	$—	$60,063	$36,150	$26,264	$—	$62,414

Liabilities:
Other current liabilities:
Foreign currency forward contracts	—	—	—	—	—	(163)	—	(163)

Total liabilities	$—	$—	$—	$—	$—	(163)	—	(163)

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

In the three months ended May 31, 2014, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of May 31, 2014 and February 28, 2014 (in USD thousands, except average contract rate):

	May 31, 2014			February 28, 2014
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Euro	$5,070	1.3	$(60)	$7,401	1.4	$(256)
Malaysian Ringgit	(2,773)	3.3	30	(2,146)	3.2	(59)
British Pound	(5,527)	1.6	101	(4,317)	1.6	212

Total	$(3,230)		$71	$938		$(103)

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(15) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Three months ended May 31, 2014				Three months ended May 31, 2013
	Percentage of total revenue		Percentage of accounts receivable		Percentage of total revenue		Percentage of accounts receivable
Customer A		*%	20%			*%		*%
Customer B		*	15		11		29
Customer C		*	15			*	14
Customer D		*		*		*	15

*	Indicates less than 10%

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended May 31,
	2014	2013
Revenue by geographic region:
Americas	$14,653	$12,499
Europe	4,185	2,904
Asia	193	196

Total	$19,031	$15,599

Countries accounting for 10% or more of revenue were as follows:

	Three Months Ended May 31,
	2014	2013
Revenue by country:
United States	70.7%	74.8%
United Kingdom	12.6	10.8

(16) Subsequent Events

In June 2014, the Company acquired Serus Corporation (“Serus”). Serus is a leading provider of cloud-based manufacturing and supply chain visibility and intelligence solutions to semiconductor and other high tech companies headquartered in Santa Clara, CA. Under the terms of the Agreement and Plan of Merger (“Agreement”), the Serus stockholders received approximately $14.5 million in cash consideration, $4.0 million in shares of common stock of the Company, valued based on the average closing price per share for the ten trading days prior to signing of the Agreement, and the right to receive up to $7.5 million in cash contingent upon the achievement of certain revenue-related financial performance milestones. The acquisition closed subsequent to the quarter ended May 31, 2014, and as such, the results of operations for the three months ended May 31, 2014 does not include the impact of the Serus acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) dated May 2, 2014 (the “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,”, “possible”, “predict”, “if”, “future”, “project,” “seek,” “should,” “target,” “will,” “would” and similar words and phrases, including the negatives of these terms, or other expressions or variations intended to identify forward-looking statements. Such statements include, but are not limited to, statements concerning market opportunity, our future financial and operating results, investment strategy, sales and marketing strategy, management’s plans, beliefs and objectives for future operations, research and development, economic and industry trends or trend analysis, expectations about seasonality, use of non-GAAP financial measures, operating expenses, taxes, capital expenditures, cash flows and liquidity. These statements are based on the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As of May 31, 2014, we had 331 customers, of which 108 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 223 customers purchase our network connectivity solutions directly. For the three months ended May 31, 2014, Enterprise Customers represented 99.5% of total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them six out of the top ten supply chains in the world according to Gartner. The E2open Business Network is a community comprising our customers, over 39,000 unique registered trading partners and over 130,000 unique registered users.

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Finland, Malaysia and Taiwan. For the three months ended May 31, 2014 and 2013, the percentage of our revenue generated from customers outside of the United States was 29.3% and 25.2%. For the three months ended May 31, 2014, revenue from customers headquartered in the United States grew faster than revenue generated from international customers. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In fiscal 2012, we opened an office and established a direct sales force and a sales, hosting and distribution alliance with a local partner in China. In fiscal 2013, we opened offices in France and Scandinavia. In fiscal 2014, we acquired ICON, and continued to hire sales personnel in the United States, Europe and China. Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We intend to further enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

In June 2014, we acquired Serus Corporation (“Serus”). Serus is a leading provider of cloud-based manufacturing and supply chain visibility and intelligence solutions to semiconductor and other high tech companies headquartered in Santa Clara, CA. Under the terms of the Agreement and Plan of Merger (“Agreement”), the Serus stockholders received approximately $14.5 million in cash consideration, $4.0 million in shares of common stock of E2open, valued based on the average closing price per share for the ten trading days prior to signing of the Agreement, and the right to receive up to $7.5 million in cash contingent upon the achievement of certain revenue-related financial performance milestones. The acquisition closed subsequent to the quarter ended May 31, 2014, and as such, the results of operations for the three months ended May 31, 2014 does not include the impact of the Serus acquisition.

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

Bookings, Billings and Backlog. We generally recognize subscriptions and support revenue from our customer agreements over the contractual term. For this reason, a significant portion of our revenue in any period will be from customer agreements signed in prior periods rather than new business activity signed during such period. In order to assess our business performance with metrics that more fully reflect current period business activity, we track bookings, billings and backlog. Bookings represent the full value of customer orders or contracts signed during a reporting period. The value of our bookings is impacted by new contracts, renewals, amendments and terminations. Billings represent invoices issued to customers during the period. Backlog represents the cumulative value of bookings existing at the end of the period less the cumulative amount billed to customers. Due to the seasonality of our sales, bookings, billings and backlog fluctuate from quarter to quarter throughout the fiscal year. Thus, these metrics are evaluated on an annual basis, and disclosed in our Annual Report on Form 10-K filed with the SEC.

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

The number of unique registered trading partners in the E2open Business Network increased from 38,548 as of February 28, 2014 to 39,544 as of May 31, 2014. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users. We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased from 125,960 as of February 28, 2014 to 130,569 as of May 31, 2014.

Key Financial Performance Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “—Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies. These key financial performance measures include certain non-GAAP metrics, including Adjusted EBITDA and Free Cash Flow, as defined below. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	Three Months Ended May 31,
	2014	2013
	(In thousands)
Revenue	$19,031	$15,599
Gross profit	$11,710	$9,014
Gross margin	61.5%	57.8%
Net loss	$(7,318)	$(5,394)
Adjusted EBITDA (1)	$(4,147)	$(4,157)
Operating cash flow	$(2,310)	$(3,296)
Free cash flow (2)	$(2,308)	$(3,335)

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other income (expense), net, benefit from (provision for) income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US generally accepted accounting principles (“GAAP”).
(2)	Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures, adjusted for payment of acquisition-related expenses. See “Free Cash Flow” below for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Our total gross profit and gross margin for the three months ended May 31, 2014 was $11.7 million, or 61.5% compared to $9.0 million, or 57.8% for the three months ended May 31, 2013. Gross margin on subscriptions and support revenue, and professional services revenue was 78.7% and (41.3)% for the three months ended May 31, 2014, and 79.4% and (22.7)% for the three months ended May 31, 2013. Our professional services revenues and margins could continue to decrease while we invest in the growth of our deployment service capabilities through partner enablement.

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

For the three months ended May 31, 2014, Adjusted EBITDA was $(4.1) million compared to $(4.2) million for the three months ended May 31, 2013. The Adjusted EBITDA for these periods reflect our continued investment in research and development and sales and marketing, fluctuations in revenue, and executing our strategy to grow deployment service capabilities through partner enablement.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended May 31,
	2014	2013
	(In thousands)
Reconciliation of Adjusted EBITDA
Net loss	$(7,318)	$(5,394)
Interest and other expense (income), net	33	(51)
Provision for (benefit from) income taxes	(71)	39
Depreciation and amortization	1,215	404
Stock-based compensation	1,786	845
Acquisition-related expenses	208	—

Adjusted EBITDA	$(4,147)	$(4,157)

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

Our free cash flow was $(2.3) million for the three months ended May 31, 2014, compared to $(3.3) million for the three months ended May 31, 2013. The following table presents a reconciliation of free cash flow to operating cash flow for each of the periods indicated:

	Three Months Ended May 31,
	2014	2013
	(In thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(2,310)	$(3,296)
Capital expenditures	(71)	(39)
Acquisition-related expense	73	—

Free cash flow	$(2,308)	$(3,335)

We have historically made significant investments in product development and in selling and marketing our solutions, resulting in net use of cash in operating activities since inception. We expect to continue to experience negative free cash flow for fiscal 2015 as we continue to invest in the development and implementation of new solutions and software applications, expand our sales and marketing resources in order to further penetrate our market both in the United States and internationally, and invest in growing our deployment service capabilities.

Components of Results of Operations

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

	Three Months Ended May 31,
	2014	2013
	(In thousands)
Revenue by type:
Subscriptions and support	$16,306	$12,292
Professional services and other	2,725	3,307

Total	$19,031	$15,599

Percentage of revenue by type:
Subscriptions and support	85.7%	78.8%
Professional services	14.3	21.2

Total	100.0%	100.0%

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

Costs and Expenses

Cost of Revenue

Cost of Subscriptions and Support Revenue. Cost of subscriptions and support revenue consists of costs related to third-party hosting of our equipment, software license fees, amortization of acquired developed technology, salaries, benefits and other personnel-related expenses included in our operations and customer support departments, as well as an allocation of facilities, information technology and overhead costs. We expect the absolute cost of revenue to increase as we continue to invest in our business.

Cost of Professional Services and Other Revenue. Cost of professional services and other revenue consists of costs related to delivery of our software solutions, software license fees, salaries, benefits and other personnel-related expenses included in our professional services department, as well as an allocation of facilities, information technology and overhead costs. The cost associated with providing professional services is significantly higher as a percentage of professional services and other revenue than the cost associated with delivering our on-demand software applications due to the labor intensive nature of providing professional services. We expect the absolute cost of professional services and other revenue to increase as we continue to invest in our business.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative, acquisition-related expenses and amortization of acquired intangibles.

Research and Development. Research and development expense consists of salaries, benefits and other personnel-related expenses, software development tools, as well as an allocation of facilities, information technology and overhead costs. We expect to continue to invest in research and development to enhance and expand our existing solutions and develop new solutions and tools for improved deployment and customer support and, consequently, we expect research and development expense to increase in absolute dollars in future periods.

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

Acquisition-related expenses. Acquisition-related expenses consist of third-party accounting and legal services, travel expenses and other personnel-related expenses incurred solely to prepare for and execute an acquisition.

Amortization of acquired intangibles. Amortization of acquired intangibles recorded under operating expenses consists of amortization of acquired customer relationships.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, consists primarily of interest income on our cash and cash equivalents, and investments, interest expense on our credit facilities, notes payable and capital leases, financing fees, and foreign exchange currency transaction and translation gains and losses.

Provision for (Benefit from) Income Taxes. We are subject to income taxes in the United States as well as other jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax. Our effective tax rates differ from the statutory rate due primarily to valuation allowances on our deferred taxes, state taxes, foreign taxes, research and development tax credits and tax contingencies.

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended May 31,		Change
	2014	2013	$	%
	(In thousands)
Revenue
Subscriptions and support	$16,306	$12,292	$4,014	32.7%
Professional services and other	2,725	3,307	(582)	(17.6)

Total revenue	19,031	15,599	3,432	22.0

Cost of revenue
Subscriptions and support	3,120	2,528	592	23.4
Professional services and other	3,851	4,057	(206)	(5.1)
Amortization of acquired intangibles	350	—	350	100.0

Total cost of revenue	7,321	6,585	736	11.2

Gross profit (loss)
Subscriptions and support	12,836	9,764	3,072	31.5
Professional services and other	(1,126)	(750)	(376)	50.1

Total gross profit	$11,710	$9,014	$2,696	29.9%

Gross margin (1)
Subscriptions and support	78.7%	79.4%		(0.7%)
Professional services and other	(41.3%)	(22.7%)		(18.6%)

Total gross margin	61.5%	57.8%		3.7%

(1)	The table presents gross margin as a percentage of each component of revenue. Amortization of acquired intangibles is a component of cost of subscriptions and support revenue.

The table below sets forth the functional classification of stock-based compensation expense included in cost of revenue for the periods presented:

	Three Months Ended May 31,		Change
	2014	2013	$	%
	(In thousands)
Subscriptions and support	$104	$63	$41	65.1%
Professional services and other	438	169	269	159.2

Total cost of revenue	$542	$232	$310	133.6%

Revenue

The total number of our Enterprise Customers was 80 as of May 31, 2013 and grew 35.0% to 108 as of May 31, 2014. We continue to increase our investment in sales and marketing, leverage our customer network and expand further to adjacent verticals to add new customers and create new markets for our products both domestically and abroad. We continue to develop new products and services to introduce to both our existing and new customers, and sell additional solutions and services to our existing customers. Typically, we sell additional solutions and services to our existing customers when they experience returns on investment from the use of our solutions in one business process or business unit, and they choose to purchase more solutions for additional business processes or business units. We continue to develop new products and services to introduce to both our existing and new customers.

We also evaluate acquisitions to further augment our strategies and objectives. In July 2013, we acquired ICON, a market leader in supply chain planning and collaboration. We expanded our market opportunity and solution portfolio to our product roadmap, and extended our position as a leader in the collaborative planning and execution space. In June 2014, we acquired Serus, a market leader in extended supply chain management for high tech companies. By combining Serus’ robust technology with the E2open Business Network, we believe we are extending our leadership in the high tech industry supply chains with the addition of technology for design for manufacturing, contracts and compliance, as well as early stage visibility in the semiconductor and technology-driven discrete manufacturing industries. The results for the three months ended May 31, 2014, however, do not include any impact of the Serus acquisition, which closed after the end of the quarter.

Total revenue for the three months ended May 31, 2014 was $19.0 million. Subscriptions and support revenue and professional services and other revenue comprised 85.7% and 14.3% of the total revenue. Total revenue for the three months ended May 31, 2014 increased $3.4 million, or 22.0%, compared to the three months ended May 31, 2013.

Subscriptions and support revenue for the three months ended May 31, 2014 increased 32.7% to $16.3 million compared to $12.3 million for the three months ended May 31, 2013. Subscriptions and support revenue increased $1.9 million from new customers and $2.1 million from existing customers.

Professional services revenue for the three months ended May 31, 2014 decreased 17.6% to $2.7 million compared to $3.3 million for the three months ended May 31, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions. Professional services revenue increased $1.2 million from new customers. Professional services revenue from existing customers decreased $1.8 million due primarily to the timing of deployments, and difference in the timing of revenue recognition.

For the three months ended May 31, 2014, no single customer accounted for more than 10% of revenue. For the three months ended May 31, 2014, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue.

For the three months ended May 31, 2013, we had one customer, Vodafone, which accounted for more than 10% of revenue. For the three months ended May 31, 2013, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue.

Cost of Revenue

Total cost of revenue fluctuates from period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

Total cost of revenue increased $0.7 million, or 11.2%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The increase in cost of revenue for the three months ended May 31, 2014 was attributable to a $0.3 million amortization of intangible assets acquired from ICON in the second quarter of fiscal 2014, $0.3 million increase in software license fees and depreciation of assets used to deliver our cloud-based solutions, and $0.1 million increase in personnel-related costs due to increased headcount.

Total cost of subscriptions and support revenue increased $0.9 million, or 37.3% for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The increase in cost of revenue for the three months ended May 31, 2014 was attributable to a $0.3 million amortization of intangible assets acquired from ICON in the second quarter of fiscal 2014, $0.3 million increase in software license fees and depreciation of assets used to deliver our cloud-based solutions, and $0.3 million increase in personnel-related costs due to increased headcount.

Total cost of professional services and other revenue decreased $0.2 million, or 5.1% for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The decrease was attributable primarily to a $0.2 million decrease in personnel costs. Decrease in personnel costs reflects our strategy of partners deploying our solutions.

Gross Profit and Gross Margin

Gross profit and gross margin is impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements over the contract term or upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

Total gross profit increased $2.7 million, or 29.9%, from $9.0 million to $11.7 million, and total gross margin increased from 57.8% to 61.5%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. Gross margin on subscriptions and support revenue and professional services and other revenue was 78.7% and (41.3)% for the three months ended May 31, 2014 compared to 79.4% and (22.7)% for the three months ended May 31, 2013. The decrease in gross profit and gross margin on professional services and other revenue reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions. This strategy allows us to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company.

Operating Expenses

	Three Months Ended May 31,		Change
	2014	2013	$	%
	(In thousands)
Operating expenses
Research and development	$5,224	$4,073	$1,151	28.3%
Sales and marketing	10,442	7,899	2,543	32.2
General and administrative	2,898	2,448	450	18.4
Acquisition-related expenses	208	—	208	100.0
Amortization of acquired intangibles	294	—	294	100.0

Total operating expenses	$19,066	$14,420	$4,646	32.2%

The table below sets forth the functional classification of stock-based compensation expense included in operating expenses for the periods presented:

	Three Months Ended May 31,		Change
	2014	2013	$	%
	(In thousands)
Research and development	$159	$68	$91	133.8%
Sales and marketing	672	290	382	131.7
General and administrative	413	255	158	62.0

	$1,244	$613	$631	102.9%

Research and Development

Research and development expense increased $1.2 million, or 28.3%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The increase was attributable primarily to a $1.2 million increase in personnel-related costs as we invest in developing our cloud-based software solutions, and integrating acquired developed technology into our product offerings. As a percentage of revenue, research and development expense was 27.4% and 26.1% for the three months ended May 31, 2014 and 2013.

Sales and Marketing

Sales and marketing expense increased $2.5 million, or 32.2%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The increase was attributable primarily to a $2.4 million increase in personnel-related costs and a $0.1 million increase in marketing expenses. Our sales and marketing expense is expected to increase as we continue to invest in selling our solutions, enabling partners to sell and deploy our solutions, and expanding our presence globally. As a percentage of revenue, sales and marketing expense was 54.9% and 50.6% for the three months ended May 31, 2014 and 2013.

General and Administrative

General and administrative expense increased $0.5 million, or 18.4%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. The increase was attributable primarily to a $0.5 million increase in personnel-related expense, including full-time equivalent contractors as we grow the business globally. As a percentage of revenue, general and administrative expense was 15.2% and 15.7% for the three months ended May 31, 2014 and 2013.

Acquisition-related Expenses

Acquisition-related expenses were $0.2 million for the three months ended May 31, 2014, comprising primarily legal services, and integration expenses incurred solely to prepare for and execute the acquisition of Serus. There were no acquisition-related expenses for the three months ended May 31, 2013.

Amortization of Acquired Intangibles

Amortization of customer relationship intangible assets acquired from ICON was $0.3 million for the three months ended May 31, 2014, and is recorded as part of operating expenses. As a percentage of revenue, amortization of acquired customer relationships intangible was 1.5% for the three months ended May 31, 2014.

Interest and Other Expense, Net

	Three Months Ended May 31,		Change
	2014	2013	$	%
	(In thousands)
Interest income	$(34)	$(48)	$14	(29.2)%
Interest expense	90	22	68	309.1
Other expense, net	(23)	(25)	2	(8.0)

Total interest and other expense, net	$33	$(51)	$84	(164.7)%

Interest and other expense, net, increased due primarily to interest expense from financing of capital expenditures through capital lease and notes.

Provision for (Benefit from) Income Taxes

	Three Months Ended May 31,		Change
	2014	2013	$	%
	(In thousands)
Total provision for (benefit from) income taxes	$(71)	$39	$(110)	(282.1)%

The benefit from income taxes for the three months ended May 31, 2014 reflects net tax activity for the quarter. The provision for taxes for the three months ended May 31, 2013 primarily represents foreign income taxes.

Liquidity and Capital Resources

	Three Months Ended May 31,
	2014	2013
	(In thousands)
Cash and cash equivalents at the end of the period	$31,349	$15,709
Net cash used in operating activities	(2,310)	(3,296)
Net cash used in investing activities	(7,822)	(1,475)
Net cash (used in) provided by financing activities	(1,216)	215

As of May 31, 2014, we had total cash, cash equivalents, and short-term and long-term investments of $61.9 million, including $20.0 million of short-term investments and $10.6 million of long-term investments in available-for-sale securities. As of May 31, 2014, $1.6 million of our cash, cash equivalents and short-term and long-term investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

Operating Cash Flow

Our cash flow from operating activities is significantly influenced by the amount and timing of customer payments and the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business. Net cash used in operating activities has historically resulted from losses from operations and changes in working capital.

Net cash used in operating activities was $2.3 million for the three months ended May 31, 2014. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $(7.3) million net loss adjusted by non-cash stock-based compensation of $1.8 million and depreciation and amortization of $1.2 million. This was offset by $2.0 million provided by the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in accounts receivable of $6.7 million due to the timing of collections from customers and a decrease in prepaid expenses and other current assets of $1.0 million due to the timing of payments for employee benefits, services and rent. This was offset by a decrease in deferred revenue of $5.2 million as a consequence of the recognition of revenue for the three months ended May 31, 2014 associated with cash collected in previous periods, decrease in accounts payable and accruals of $0.3 million due to payment of fiscal 2014 variable compensation cost and the timing of payments to our suppliers, and a decrease in other noncurrent liabilities of $0.2 million due to release of certain accrued tax.

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

Net cash used in investing activities for the three months ended May 31, 2014 was $7.8 million, which comprised primarily $12.2 million of purchases of investments in available-for-sale securities, offset by $4.5 million of proceeds from the sale and maturities of investments in available for sale securities, and $0.1 million of capital expenditures.

Net cash used in investing activities for the three months ended May 31, 2013 was $1.5 million, which comprised primarily $10.0 million of purchase of investments in available-for-sale securities, offset by $8.6 million of proceeds from the sale and maturities of investments in available for sale securities.

Financing Cash Flow

Net cash used in financing activities for the three months ended May 31, 2014 was $1.2 million, which comprised primarily of $0.9 million of net payments on our notes payable and capital lease obligation and $0.3 million of payments of stock offering costs. We had borrowings from our overdraft facilities of $2.3 million that we also repaid during the three months ended May 31, 2014.

Net cash provided by financing activities for the three months ended May 31, 2013 was $0.2 million, which was comprised $0.7 million of proceeds received from the exercise of stock options, offset by net payments of $0.5 million on our notes payable and capital lease obligation.

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

In connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity or equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. In fiscal 2014, we paid $11.5 million for the acquisition of ICON, and repaid $7.1 million of debt assumed in the ICON acquisition. In June 2014, subsequent to the quarter ended May 31, 2014, we acquired Serus. Under the terms of the purchase agreement, the Serus stockholders received approximately $14.5 million in cash consideration, $4.0 million in shares of common stock of E2open, valued based on the average closing price per share for the ten trading days prior to signing of the Agreement, and the right to receive up to $7.5 million in cash contingent upon the achievement of certain revenue-related financial performance milestones.

Our Indebtedness

On October 7, 2013, we entered into an agreement with a bank for a revolving loan facility with a borrowing capacity of up to $20 million. Funds available are subject to a borrowing formula which is secured by our accounts receivable and contracted backlog. As of May 31, 2014, the available borrowing capacity is $19.3 million. The revolving loan facility bears interest at a per annum rate ranging from the Wall Street Journal “prime rate” minus 0.25% to the Wall Street Journal prime rate plus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is our general obligation secured by our tangible and intangible assets, as well as a negative pledge whereby we agree not to give any creditor a security interest on our intellectual property. As of and for the three months ended May 31, 2014, we did not draw on this loan facility.

Our wholly-owned subsidiary in Germany maintains bank overdraft facilities with a local bank used primarily to fund working capital. The amount available under the bank overdraft facilities was approximately $0.7 million (€0.5 million). For the three months ended May 31, 2014, we borrowed and repaid $2.3 million from these overdraft facilities. As of May 31, 2014, we do not have any outstanding balance under this bank overdraft facility.

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our credit facilities discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations:

	As of May 31, 2014
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Notes payable (1)	$2,603	$1,332	$1,271	$—
Capital lease obligations (1)	2,744	1,643	1,101	—
Operating lease obligations (2)	6,995	2,206	3,172	1,617
Payable to ICON shareholders (3)	5,447	5,447	—	—
Tax contingencies (4)	—	—	—	—

Total contractual obligations	$17,789	$10,628	$5,544	$1,617

(1)	In fiscal 2014 and the three months ended May 31, 2014, we financed the purchase of certain software licenses and related support and maintenance, and payments of insurance premiums with notes payable and capital leases. The term of the notes and capital leases range from nine months to three years, and bear interest ranging from 2.77% to 13.13%.
(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2018.
(3)	In accordance with the share purchase agreement for the acquisition of ICON, we are contractually obligated to place in escrow approximately $5.4 million (€4 million) payable to ICON’s former shareholders. The amount in escrow will be released to ICON’s former shareholders on or before July 31, 2014, the escrow expiration date, net of any claims arising during the escrow period. On June 16, 2014, we and ICON’s former shareholders selected an escrow agent and funded the escrow account.
(4)	As of May 31, 2014, we had gross unrecognized tax benefits of $8.3 million and an additional $0.1 million of gross interest and penalties classified as other noncurrent liabilities in our consolidated balance sheets. As of the date of this report, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.

Related Party Transactions

One of our directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company (“Seagate PLC”). Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of our customers and we earned revenue of $0.8 million and $0.7 million for the three months ended May 31, 2014 and 2013. We received payments of $1.0 million for the quarter ended May 31, 2013 relating to subscriptions to our solutions. We have outstanding receivables from Seagate of $0.1 million as of May 31, 2014 and February 28, 2014.

Off-Balance Sheet Arrangements

During the three months ended May 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

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

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies disclosed in the Company’s audited consolidated financial statements for the fiscal year ended February 28, 2014 included in the Company’s Annual Report on Form 10-K dated May 2, 2014 as filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, if available at the reporting date under the applicable tax law to settle any additional income taxes that would result from the disallowance of a tax position. If the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability. The adoption of ASU 2013-11 on March 1, 2014 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. We are currently assessing the impact the adoption of this update will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is a result primarily of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We had $31.3 million cash and cash equivalents, $20.0 million short-term investments in available-for-sale securities, and $10.6 million long-term investments in available-for-sale securities.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use a professional investment management firm to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of May 31, 2014 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro, the Malaysian Ringgit and the British Pound. For the three months ended May 31, 2014 and the year ended February 28, 2014, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of May 31, 2014 and February 28, 2014.

	As of May 31, 2014			As of February 28, 2014
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$5,070	1.3	$(60)	$7,401	1.4	$(256)
Malaysian Ringgit	(2,773)	3.3	30	(2,146)	3.2	(59)
British Pound	(5,527)	1.6	101	(4,317)	1.6	212

Total	$(3,230)		$71	$938		$(103)

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

	As of May 31, 2014
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$4,563	$4,817	$5,070	$5,324	$5,577
Malaysian Ringgit	(2,496)	(2,634)	(2,773)	(2,912)	(3,050)
British Pound	(4,974)	(5,251)	(5,527)	(5,803)	(6,080)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended May 31, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of May 31, 2014 and February 28, 2014, we had an accumulated deficit of $373.6 million and $366.3 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For the three months ended May 31, 2014, our top ten customers accounted for 51.6% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

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

Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues, U.S. federal budget issues and the availability of credit have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad. This in turn has resulted in reductions in IT spending by some of our customers.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. For the three months ended May 31, 2014, our employee headcount grew from 444 to 453. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts in order to recognize revenue when we initially provide access to our software solutions or perform services. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered elements, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period. In addition, because of prevailing economic conditions, more customers may require extended payment terms, shorter term contracts or alternative licensing arrangements that could reduce the amount of revenue we recognize upon delivery of our solutions and could adversely affect our short-term profitability.

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

We believe part of our growth will be driven by acquisitions of other companies or their businesses. Our acquisitions entail a high degree of risk and may not generate the financial returns we expect. Any acquisitions we complete will give rise to risks, including:

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

We expect that the consideration we might pay for any future acquisitions of companies or technologies could include stock, rights to purchase stock, cash or some combination of the foregoing. In July 2013, we issued 451,593 shares of our common stock as partial consideration in connection with the acquisition of ICON. In June 2014, we issued 238,194 shares of our common stock as partial consideration in connection with the acquisition of Serus. If we issue stock or rights to purchase stock in connection with future acquisitions, net income (loss) per share and then-existing holders of our common stock may experience dilution.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the three months ended May 31, 2014, we spent $5.2 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we incur legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules implemented by the Securities and Exchange Commission, or the SEC, the NASDAQ Stock Market, or NASDAQ, and other applicable securities or exchange-related rules and regulations. In addition, our management team also has to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

Our revenue from subscriptions to our software and software-related support services accounted for approximately 85.7% of our total revenue for the three months ended May 31, 2014. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three to five years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 29.3% and 25.2% of our total revenue for the three months ended May 31, 2014 and 2013. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, certain holders of our shares of common stock are entitled to rights with respect to registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to a registration rights agreement between such holders and us. If such holders, sell a large number of shares, the market price for our common stock could be adversely affected. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

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

We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2012 Equity Compensation Plan. Our 2012 Equity Compensation Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. These shares can be freely sold in the public market upon issuance and vesting, subject to a lock-up period and other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

As of May 31, 2014, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 19.5% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Date: July 10, 2014	E2OPEN, INC.

	By:	/s/ Mark E. Woodward
Mark E. Woodward
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 10, 2014	By:	/s/ Peter J. Maloney
Peter J. Maloney
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1 (1)	Agreement and Plan of Merger dated May 31, 2014 by and among E2open, Inc., Gold Rush Acquisition Corp., Serus Corporation, and Fortis Advisors LLC, as agent of the Company Holders.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1* (2)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise are not subject to liability under these sections.
(1)	Incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2014.
(2)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended.