Form 10-Q
period 2014-08-31
E2open Inc
filed 2014-10-08
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

There were 29,208,977 shares of the registrant’s Common Stock issued and outstanding as of September 30, 2014.

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

E2OPEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	August 31, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,920	$42,723
Short-term investments	17,437	14,374
Accounts receivable, net of allowance of $113 and $78	11,807	21,995
Prepaid expenses and other current assets	8,461	4,380

Total current assets	50,625	83,472
Long-term investments	5,779	8,541
Goodwill	35,992	22,556
Intangible assets, net	24,856	11,395
Property and equipment, net	3,737	3,431
Other assets	1,255	1,316

Total assets	$122,244	$130,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,353	$12,366
Deferred revenue	34,223	43,672
Acquisition-related obligations	13,988	5,473
Current portion of notes payable and capital lease obligations	3,443	2,995

Total current liabilities	64,007	64,506
Deferred revenue	1,525	1,587
Notes payable and capital lease obligations, net of current portion	2,610	2,599
Other noncurrent liabilities	1,800	2,195

Total liabilities	69,942	70,887

Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000 authorized shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value. 100,000 authorized shares, 29,177 and 28,825 shares issued and outstanding as of August 31, 2014 and February 28, 2014	29	29
Additional paid-in capital	435,155	426,031
Accumulated other comprehensive income	52	31
Accumulated deficit	(382,934)	(366,267)

Total stockholders’ equity	52,302	59,824

Total liabilities and stockholders’ equity	$122,244	$130,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Revenue
Subscriptions and support	$16,733	$13,433	$33,039	$25,725
Professional services and other	3,248	4,579	5,973	7,886

Total revenue	19,981	18,012	39,012	33,611

Cost of revenue
Subscriptions and support	3,390	2,645	6,510	5,173
Professional services and other	4,132	4,486	7,983	8,543
Amortization of acquired intangible assets	722	58	1,072	58

Total cost of revenue	8,244	7,189	15,565	13,774

Gross profit (loss)
Subscriptions and support	12,621	10,730	25,457	20,494
Professional services and other	(884)	93	(2,010)	(657)

Total gross profit	11,737	10,823	23,447	19,837

Operating expenses:
Research and development	5,435	4,533	10,659	8,606
Sales and marketing	10,463	8,752	20,905	16,651
General and administrative	3,706	2,641	6,604	5,089
Acquisition-related expenses	708	791	916	791
Amortization of acquired intangible assets	672	25	966	25

Total operating expenses	20,984	16,742	40,050	31,162

Loss from operations	(9,247)	(5,919)	(16,603)	(11,325)
Interest and other income, net	45	31	12	82

Loss before income taxes	(9,202)	(5,888)	(16,591)	(11,243)
Provision for income taxes	(147)	(35)	(76)	(74)

Net loss	$(9,349)	$(5,923)	$(16,667)	$(11,317)

Net loss per share:
Basic and diluted	$(0.32)	$(0.23)	$(0.58)	$(0.44)

Weighted average shares used to compute net loss per share:
Basic and diluted	29,108	26,018	28,972	25,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net loss	$(9,349)	$(5,923)	$(16,667)	$(11,317)
Other comprehensive income (loss), net:
Net change in unrealized gains (losses) on investments	5	(8)	11	(20)
Net foreign currency translation gains (losses)	(10)	(9)	10	(6)

Total other comprehensive income (loss), net	(5)	(17)	21	(26)

Comprehensive loss	$(9,354)	$(5,940)	$(16,646)	$(11,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,667)	$(11,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,814	2,563
Depreciation and amortization	3,243	983
Other	289	176
Changes in operating assets and liabilities:
Accounts receivable, net	11,035	10,599
Prepaid expenses and other current assets	1,671	(739)
Accounts payable and accrued liabilities	95	878
Deferred revenue	(12,967)	(11,032)
Other noncurrent liabilities	(662)	506

Net cash used in operating activities	(9,149)	(7,383)

Cash flows from investing activities:
Capital expenditures	(189)	(97)
Purchase of marketable securities	(15,807)	(10,357)
Proceeds from sale and maturities of marketable securities	15,300	28,908
Payments for acquisition of businesses, net of cash acquired	(12,323)	(11,489)
Cash placed in escrow in connection with acquisition of business	(5,421)	—
Other assets	(28)	73

Net cash provided by (used in) investing activities	(18,468)	7,038

Cash flows from financing activities:
Proceeds from bank credit facilities	4,171	536
Repayments of bank credit facilities	(4,171)	(653)
Repayments of notes payable and capital lease obligations	(2,019)	(894)
Repayment of debt assumed from acquired company	(143)	(7,126)
Payments of stock offering costs	(305)	—
Proceeds from exercise of common share options	434	1,178
Other	(57)	—

Net cash used in financing activities	(2,090)	(6,959)

Effect of exchange rate changes on cash and cash equivalents	(96)	(9)

Net decrease in cash and cash equivalents	(29,803)	(7,313)
Cash and cash equivalents at beginning of period	42,723	20,262

Cash and cash equivalents at end of period	$12,920	$12,949

Supplemental cash flow information:
Cash paid during the period for:
Interest	$176	$76

Income taxes	$156	$77

Non-cash financing and investing activities:
Property, software and equipment acquired under notes payable and capital leases	$871	$1,677

Prepaid software, maintenance and services under notes payable and capital leases	$1,327	$2,072

Issuance of common stock in connection with business acquisitions	$3,966	$8,849

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

The Company acquired Serus Corporation (“Serus”) on June 4, 2014 (see note 3 to the condensed consolidated financial statements).

The Company’s corporate headquarters are located in Foster City, California, with additional offices in San Jose, California, Austin and Dallas, Texas, China, Finland, France, Germany, India, Malaysia, Taiwan and the United Kingdom.

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and six months ended August 31, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other period.

Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements and accompanying related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

Accounting Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. The Company is currently assessing the impact the adoption of this update will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12-Compensation-Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. The Company assessed that the adoption of this update will not have a material impact on its consolidated financial statements.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which consist principally of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any long-lived asset impairment charges during the three and six months ended August 31, 2014 and 2013.

(3) Acquisition

On June 4, 2014, the Company acquired all of the outstanding shares of Serus, a leading provider of cloud-based manufacturing and supply chain visibility and intelligence solutions to semiconductor and other high tech companies headquartered in Santa Clara, California, for approximately $24.8 million. The total initial purchase consideration comprised the following (in thousands):

Cash payment	$12,405
238,194 shares of the Company’s common stock	3,966
Cash holdback	1,850
Fair value of earn-out liability	6,600

Total	$24,821

Pursuant to the agreement and plan of merger dated May 31, 2014, the Company held back $1.9 million of the purchase price consideration, which constitutes partial security for indemnification obligations. This amount was recorded as “acquisition-related obligations to sellers” in the balance sheet, and is payable twelve months after the closing date, subject to agreement between the Company and the former shareholders of Serus.

Additionally, the former shareholders of Serus have rights to receive contingent cash consideration (“earn-out liability”) of up to $7.5 million, based upon the achievement of certain revenue-related financial performance milestones over a period of 12 months. The Company has recorded the estimated fair value of this earn-out liability based on probability weighted-payout discounted using a discount rate of 10% as of the acquisition date of $6.6 million under “acquisition-related obligations to sellers” in the balance sheet. Subsequent to the date of acquisition, the estimated fair value of the earn-out liability increased to $6.8 million as of August 31, 2014 primarily as a result of the passage of time and the corresponding impact of discounting. The change in fair value of the earn-out liability is recorded under acquisition-related expenses as a part of operating expenses in our condensed consolidated statements of operations for the three and six months ended August 31, 2014. This preliminary amount of the earn-out liability may, however, differ from the amount that is ultimately settled.

Transaction costs of $0.7 million associated with the acquisition of Serus were expensed as incurred and presented as acquisition-related expenses as a part of operating expenses in our condensed consolidated statements of operations for the three and six months ended August 31, 2014.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. The excess of the fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

The Company is accounting for the Serus acquisition under the purchase method of accounting as a business combination. The following table summarizes the preliminary estimates of fair values of the assets and liabilities assumed at the acquisition date based on the preliminary purchase price allocation. The Company is in the process of validating and refining the assumptions and estimates required in establishing the fair values of the identifiable assets and liabilities, including identifiable intangible assets. The final purchase price allocation may differ from the preliminary amounts disclosed below (in thousands):

Cash and cash equivalents	$82
Accounts receivable	846
Prepaid expenses and other current assets	136
Property and equipment	172
Identifiable intangible assets	15,500
Other assets	66

Total identifiable assets acquired	16,802
Accounts payable and accrued liabilities	(1,646)
Deferred revenue	(3,457)
Capital lease obligations and notes payable	(64)
Other noncurrent liabilities	(22)

Total liabilities assumed	(5,189)

Net identifiable assets acquired	11,613
Goodwill	13,208

Total consideration	$24,821

The key factor attributable to the creation of goodwill by the transaction is that, by combining Serus’ robust technology with the E2open Business Network, the company extends its dominance in the high tech supply chain with the addition of technology for design for manufacturing, contracts and compliance, as well as early stage visibility in the semiconductor and technology-driven discrete manufacturing industries.

As of the date of acquisition, the identifiable intangible assets comprised developed technology of approximately $7.7 million and a customer relationship intangible of approximately $7.8 million. The Company is amortizing the intangible assets over the expected useful life of 5 years. The amortization for the post-acquisition period from June 4, 2014 to August 31, 2014 was $0.7 million.

Serus’ results of operations have been included in our condensed consolidated financial statements subsequent to the date of acquisition. Revenue earned by Serus was $1.1 million for the period from the acquisition date of June 4, 2014 to August 31, 2014. Immediately following the acquisition, Serus’ operations in the United States were merged into the Company’s operations, as such, the standalone Serus net income (loss) post-acquisition is not readily determinable. The unaudited pro forma Revenue and Net Loss for six months ended August 31, 2014 presented below combine the consolidated results of the Company and Serus giving effect to the acquisition of Serus as if it had been completed on March 1, 2013, the beginning of the annual reporting period prior to the year of acquisition. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of March 1, 2013. The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Serus’ amortizable assets acquired in the transaction, adjustments to net interest expense based upon settlement of debt assumed upon acquisition, and adjustments to net income to reflect the decrease of interest income arising from the reduction of investments in available-for-sale securities. The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

(in thousands, except per share data)	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013
Pro forma revenue	$40,807	$35,916
Pro forma net loss	(16,078)	(15,789)
Pro forma net income (loss) per share:
Basic and diluted	(0.55)	(0.61)

(4) Cash and Investments

The following table presents cash, cash equivalents and investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of August 31, 2014:
Cash	$2,562	$—	$—	$2,562
Cash equivalents:
Money market accounts	8,411	—	—	8,411
Money market funds	747	—	—	747
Commercial paper	1,200	—	—	1,200
Short-term investments:
Commercial paper	4,397	1	—	4,398
Corporate debt securities	6,963	5	—	6,968
Agency bonds	5,068	2	—	5,070
Certificate of deposit	1,002	—	(1)	1,001
Long-term investments:
Corporate debt securities	1,393	1	—	1,394
Asset-backed securities	245	—	—	245
U.S. government securities	4,000	5	—	4,005
Common trust funds	119	—	—	119
Insurance company contracts	16	—	—	16

Total cash, cash equivalents, and investments	$36,123	$14	$(1)	$36,136

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of February 28, 2014:
Cash	$3,300	$—	$—	$3,300
Cash equivalents:
Money market accounts	11,905	—	—	11,905
Money market funds	19,221	—	—	19,221
Commercial paper	8,296	1	—	8,297
Short-term investments:
Commercial paper	10,492	—	(1)	10,491
Corporate debt securities	2,378	1	(1)	2,378
Agency bonds	1,504	1	—	1,505
Long-term investments:
Corporate debt securities	3,154	3	(6)	3,151
Asset-backed securities	250	—	—	250
U.S. government securities	5,005	3	—	5,008
Common trust funds	120	—	(4)	116
Insurance company contracts	16	—	—	16

Total cash, cash equivalents, and investments	$65,641	$9	$(12)	$65,638

The available-for-sale securities that the Company intends to hold for less than one year are classified as short-term investments, and the securities that the Company intends to hold for more than one year are classified as long-term investments. The following table presents available-for-sale securities, recorded in cash equivalents and investments, by contractual maturity date as of August 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Matures in one year or less	$18,630	$18,637
Matures after one year through two years	5,772	5,779

Total	$24,402	$24,416

For the three and six months ended August 31, 2014, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of August 31, 2014, the Company did not consider any of its available-for-sale securities to be other-than-temporarily impaired.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets are as follows (in thousands):

	August 31, 2014	February 28, 2014
Goodwill
Icon	$22,784	$22,556
Serus (see note 3)	13,208	—

	35,992	22,556

Intangible assets
Acquired technology	$14,700	$7,000
Less: accumulated amortization	(1,889)	(817)

Net acquired technology	12,811	6,183

Customer relationships	$13,700	$5,900
Less: accumulated amortization	(1,655)	(688)

Net customer relationships	12,045	5,212

Net intangible assets	$24,856	$11,395

The changes in the carrying amount of goodwill for the six months ended August 31, 2014 are as follows (in thousands):

As of February 28, 2014	$22,556
Acquisition of Serus	13,208
Adjustments to Icon goodwill	228

As of August 31, 2014	$35,992

During the six months ended August 31, 2014, the Company recorded intangible assets comprised of developed technology of approximately $7.7 million and customer relationship intangible of approximately $7.8 million from the acquisition of Serus. The Company is amortizing these intangible assets over the expected useful life of 5 years. The amortization expense of these intangible assets for the six months ended August 31, 2014 was $0.7 million.

Total amortization expense of intangible assets for the three months ended August 31, 2014 was $1.4 million, of which, $0.7 million was recorded in cost of revenues, and $0.7 million in operating expenses. Total amortization expense of intangible assets for the six months ended August 31, 2014 was $2.0 million, of which, $1.0 million was recorded in cost of revenues, and $1.0 million in operating expenses.

The expected future annual amortization expense related to the acquired intangible assets existing as of August 31, 2014, is as follows (in thousands):

Fiscal year ending:
2015 (remaining six months)	$2,840
2016	5,680
2017	5,680
2018	5,680
2019 onwards	4,976

Total	$24,856

(6) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the dates presented comprised the following (in thousands):

	August 31, 2014	February 28, 2014
Prepaid expenses and other current assets:
Prepaid software license fees, hardware and software maintenance	$1,472	$1,215
Restricted cash held in escrow (see note 10)	5,421	—
Other prepaid expenses and other current assets	1,568	3,165

	$8,461	$4,380

The total cost of software licenses, maintenance, and insurance premiums financed under capital leases and notes payable included above was $3.6 million and $5.1 million as of August 31, 2014 and February 28, 2014. Accumulated amortization of software licenses under capital leases and notes payable was $0.8 million and $1.2 million as of August 31, 2014 and February 28, 2014. Amortization of software licenses held under capital leases and notes payable is included in cost of revenue and operating expenses. Prepaid maintenance and services are expensed over the term of the agreements.

	August 31, 2014	February 28, 2014
Property and equipment, net:
Computer equipment	$10,403	$9,569
Software	9,747	9,461
Furniture and fixtures	317	214
Leasehold improvements	527	511

	20,994	19,755
Less: accumulated depreciation and amortization	(17,257)	(16,324)

	$3,737	$3,431

Property and equipment financed through capital leases and notes payable included above aggregated $4.0 million and $3.4 million as of August 31, 2014 and February 28, 2014. Accumulated depreciation and amortization on these assets aggregated $1.6 million and $1.0 million as of August 31, 2014 and February 28, 2014.

In June 2014, the Company acquired $0.2 million of property and equipment from Serus, as well as the remaining obligations under the capital leases that Serus used to finance the purchases of the property and equipment.

	August 31, 2014	February 28, 2014
Accounts payable and accrued liabilities:
Accrued compensation costs	$6,776	$7,494
Trade accounts payable	4,285	3,242
Accrued taxes and other	1,292	1,630

	$12,353	$12,366

(7) Notes Payable and Capital Lease Obligations

The Company finances the purchase of certain equipment, software and related support and maintenance with notes payable and capital leases. The terms of the notes payable and capital leases range from nine months to three years and bear interest at rates ranging from 2.77% to 13.13% per annum. Total minimum payments due under notes payable and capital lease obligations as of August 31, 2014 are as follows (in thousands):

Total minimum payments due under capital lease obligations as of August 31, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 6 months)	$981
2016	1,539
2017	317

Total minimum payments	2,837
Less: portion representing interest	(173)

Total principal portion of minimum payments	2,664
Less: current portion	(1,689)

Total principal portion of minimum payments, net of current portion	$975

Total amounts due under notes payable as of August 31, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 6 months)	$931
2016	1,662
2017	793
2018	3

Total	3,389
Less: current portion	(1,754)

Total notes payable, net of current portion	$1,635

(8) Bank Credit Facilities

On October 7, 2013, the Company entered into a business financing agreement for a revolving loan facility with a borrowing capacity of up to $20.0 million. Funds available are subject to a borrowing formula which is secured by the Company’s accounts receivable and contracted backlog. As of August 31, 2014, the available borrowing capacity amount is $14.3 million. This agreement is effective for a period of two years through October 2015. The revolving loan facility bears interest at a per annum rate ranging from the Wall Street Journal prime rate minus 0.25% to the Wall Street Journal prime rate plus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is a general obligation of the Company secured by the Company’s tangible and intangible assets, as well as a negative pledge whereby the Company agrees not to give any creditor a security interest on the Company’s intellectual property. There were no borrowings as of and for the six months ended August 31, 2014.

A wholly-owned subsidiary in Germany maintains a bank overdraft facility with a local bank used primarily to fund working capital. For the six months ended August 31, 2014, the Company borrowed and repaid $4.2 million from these overdraft facilities. As of August 31, 2014, the Company had approximately $0.7 million (€0.5 million) of overdraft capacity, with no outstanding balance.

(9) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company, or Seagate PLC. Seagate LLC, a wholly-owned subsidiary of Seagate PLC (“Seagate”), is one of the Company’s customers and the Company earned revenue of $0.7 million and $0.8 million for the three months ended August 31, 2014 and 2013, and $1.4 million and $1.6 million for the six months ended August 31, 2014 and 2013 from this customer. The Company received payments from Seagate of $0.2 million for the three months ended August 31, 2013, and $1.3 million for the six months ended August 31, 2013. The Company has outstanding receivables from Seagate of $0.2 million and $0.1 million as of August 31, 2014 and February 28, 2014.

(10) Commitments and Contingencies

Acquisition-related Obligations

In accordance with the share purchase agreement for the acquisition of Icon, the Company placed in escrow approximately $5.4 million (€4.0 million) payable to Icon’s former shareholders. As of August 31, 2014, this amount held in escrow has not been released to Icon’s former shareholders and is recorded as restricted cash, under prepaid expenses and other current assets in the balance sheet, with the corresponding liability recorded under acquisition-related obligations in the balance sheet.

During the three months ended August 31, 2014, the Company completed the acquisition of Serus. The purchase consideration includes a contingent payment earnout of up to $7.5 million based upon the achievement of certain revenue-related financial performance milestones. This contingent consideration (“earn-out liability’) is recorded at fair value on the acquisition date and is re-measured quarterly based on the then-assessed fair value and adjusted if necessary. As of August 31, 2014, the estimated fair value of the earn-out liability was approximately $6.8 million and was recorded in acquisition-related obligations in our consolidated balance sheet. Additionally, in accordance with the agreement and plan of merger for the acquisition of Serus, there is a $1.9 million cash holdback payable on the anniversary of the effective date of the acquisition and was also recorded under acquisition-related obligations in our consolidated balance sheet.

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through July 2018. Rent expense was $0.8 million and $0.6 million for the three months ended August 31, 2014 and 2013, and $1.5 million and $1.2 million for the six months ended August 31, 2014 and 2013. Future minimum lease payments under noncancelable operating leases as of August 31, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 6 months)	$1,288
2016	2,013
2017	1,608
2018	1,447
2019	540

Total minimum lease payments	$6,896

Several of the operating lease agreements require the Company to provide security deposits. As of August 31, 2014 and February 28, 2014, lease deposits totaled $0.5 million and $0.5 million. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the condensed consolidated balance sheets.

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

(11) Interest and other income (expense), net

Interest and other income (expense), net for the periods presented consisted of the following (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Interest income	$32	$33	$66	$81
Interest expense	(87)	(46)	(177)	(68)
Bank financing fees	(29)	(1)	(61)	(1)
Foreign exchange gains (losses)—realized and unrealized, net	40	10	29	(43)
Gains (losses) from foreign currency contracts—realized and unrealized, net	89	26	229	103
Other, net	—	9	(74)	10

	$45	$31	$12	$82

(12) Income Taxes

The Company records its interim income tax benefit or provision based on its estimated annual effective tax rate for the year. The provision for income taxes for the three months ended August 31, 2014 and 2013 was $ 0.1 million and $35,000, and for both the six months ended August 31, 2014 and 2013, was $0.1 million. The provision for income taxes comprised primarily of foreign and state income taxes.

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

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely. There is $1.3 million of undistributed earnings of the Company’s foreign subsidiaries as of August 31, 2014. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

As of August 31, 2014 and February 28, 2014, the total amount of gross unrecognized tax benefits was $8.3 million and $8.4 million, of which $0.7 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of gross interest and penalties accrued was $0.1 million as of August 31, 2014 and February 28, 2014, and was classified as other noncurrent liabilities in the consolidated balance sheets. The Company believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. The Company is not currently under examination or audit by any taxing authorities. For the three and six months ended August 31, 2014, there has been no material change in the total amount or composition of the Company’s unrecognized tax benefits. The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2014 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2007 to 2014.

(13) Stock-based Compensation

Options and Awards Granted to Employees

In June 2012, the Board adopted the 2012 Stock Plan (“2012 Plan”), which was subsequently approved by the Company’s stockholders. Upon the completion of the initial public offering (“IPO”), all shares that were reserved but unissued under the 2003 Stock Plan were assumed by the 2012 Plan. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to service providers, including employees and directors, upon Board approval. No awards under the 2012 Plan were granted prior to the Company’s IPO. No additional awards will be granted under the 2003 Plan. As of August 31, 2014, there were 6,887,606 shares of common stock reserved for issuance under all stock plans.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Expected term (in years)	6.08	6.04	6.08	5.91
Expected stock price volatility	50.36%	50.96%	50.36% - 50.96%	50.96% - 51.76%
Risk-free interest rate	1.89%	1.63% - 1.81%	1.89% - 1.94%	0.73% - 1.81%
Expected dividend yield	—	—	—	—

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

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial performance requirements to be achieved by February 28, 2013, before vesting could occur. The vesting of these stock options was also dependent upon the employees’ continued employment after February 28, 2013. In March 2012, the Board of Directors approved a modification of the financial performance requirements. At the date of the modification, the Company determined that the achievement of the modified performance requirements was probable and, accordingly, the recording of compensation cost related to the modified awards commenced. Prior to this date, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on the then-current and expected operational results, it was not probable that the associated financial performance requirements would be achieved. The modified financial performance requirements were achieved by February 28, 2013. The unrecognized compensation cost related to these options was $0.5 million as of August 31, 2014, and is being recognized over the remaining vesting term of three years from the measurement date of February 28, 2013.

        In July 2013, the Company awarded 125,250 restricted stock units that were subject to certain financial performance requirements to be achieved by February 28, 2014 before vesting could occur. The vesting of these stock awards is also dependent upon the employees’ continued employment after February 28, 2014. In May 2014, the Board of Directors approved a modification of these awards which resulted in an incremental compensation expense to be recognized over the remaining vesting period. For the three and six months ended August 31, 2014, the compensation cost related to these awards is $0.6 million and $0.9 million. The unrecognized compensation cost related to these awards as of August 31, 2014 is $0.5 million, and is being recognized over the remaining vesting period of one year.

For the six months ended August 31, 2014 and fiscal 2014, the Company awarded 233,332 and 356,500 restricted stock units that are subject to certain financial performance requirements before vesting can occur, and the employees’ continued employment. The Company records compensation expense related to these awards based on the estimated probability of achievement of the financial performance requirements. The compensation cost related to the awards deemed probable of vesting amounting to $0.6 million and $0.11 million was recorded in the condensed consolidated statement of operations for the three and six months ended August 31, 2014. The unrecognized compensation cost related to the awards was $1.7 million as of August 31, 2014, and is being recognized over the remaining vesting period ranging from one year to three years.

Stock Options:

Stock option activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining term
Balance of options outstanding, February 28, 2014	2,241,784	$9.86	7.97 years
Options granted	244,116	19.65
Options exercised	(96,706)	4.49
Options canceled and forfeited	(81,182)	14.97

Balance of options outstanding, August 31, 2014	2,308,012	10.94	7.73 years

Balance of options expected to vest as of February 28, 2014	2,179,660	9.71	7.95 years
Balance of options exercisable as of February 28, 2014	841,902	6.38	7.29 years
Balance of options expected to vest as of August 31, 2014	2,217,361	10.73	7.69 years
Balance of options exercisable as of August 31, 2014	1,098,413	7.82	7.12 years

The weighted average grant date fair value per share of the employee stock options granted during the three months ended August 31, 2014 and 2013 was $20.26 and $18.63, and for the six months ended August 31, 2014 and August 31, 2013 was $19.65 and $18.35.

The intrinsic values of employee stock options exercised during the three months ended August 31, 2014 and 2013 was $0.9 million and $4.5 million, and for the six months ended August 31, 2014 and August 31, 2013 was $1.2 million and $8.8 million. The intrinsic values of vested shares as of August 31, 2014 and February 28, 2014 were $9.0 million and $18.0 million.

As of August 31, 2014, the number of unvested options was 1,209,599.

As of August 31, 2014, the Company had $8.3 million of unrecognized compensation cost excluding estimated forfeitures, related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.37 years.

Restricted Stock Units:

The RSU activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining term
Balance of awards outstanding, February 28, 2014	568,195	$19.83	2.11 years
Awards granted	681,284	19.12
Awards released	(20,395)	16.39
Awards canceled and forfeited	(46,811)	18.77

Balance of awards outstanding, August 31, 2014	1,182,273	$19.80	1.69 years

Balance of awards expected to vest, February 28, 2014	520,774	$19.83	2.11 years
Balance of awards expected to vest, August 31, 2014	1,026,951	$19.80	2.28 years

The weighted average grant date fair value per share of the RSUs granted during the three months ended August 31, 2014 and 2013 was $20.26 and $19.26, and for the six months ended August 31, 2014 and August 31, 2013 was $19.12 and $17.86.

The intrinsic value of outstanding RSUs as of August 31, 2014 was $17.9 million.

Total compensation expense for these awards recorded in the condensed consolidated statement of operations for the three months ended August 31, 2014 and 2013 was $2.2 million and $0.3 million, and for the six months ended August 31, 2014 and August 31, 2013 was $3.2 million and $0.4 million. As of August 31, 2014, none of the outstanding awards were vested.

As of August 31, 2014, the Company had $9.4 million of unrecognized compensation expense related to these RSUs, which is expected to be recognized over a weighted average period of 2.28 years.

Total share-based compensation:

Total compensation expense recorded for share-based awards for the three months ended August 31, 2014 and 2013 was $3.0 million and $1.7 million, and for the six months ended August 31, 2014 and August 31, 2013 was $4.8 million and $2.6 million. No compensation cost was capitalized during the three and six months ended August 31, 2014 and 2013.

The table below sets forth the functional classification of share-based compensation expense for the periods presented (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Cost of revenue	$884	$497	$1,426	$729
Research and development	216	148	375	216
Sales and marketing	1,055	617	1,727	907
General and administrative	873	456	1,286	711

	$3,028	$1,718	$4,814	$2,563

(14) Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net loss	$(9,349)	$(5,923)	$(16,667)	$(11,317)

Basic and diluted shares:	29,108	26,018	28,972	25,822

Net loss per share:
Basic and diluted	$(0.32)	$(0.23)	$(0.58)	$(0.44)

The following weighted average outstanding shares, options, restricted stock units and warrants were excluded from the computation of diluted net income per share in the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Options to purchase common stock	931	1,275	973	1,375
Restricted stock units	850	235	825	185

(15) Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, investments, accounts receivable, net, accounts payable, acquisition-related obligations, notes payable and capital lease obligations. Accounts receivable, net, accounts payable and acquisition-related obligations are stated at their carrying value, which approximates fair value, due to their short maturity. The Company measures its cash equivalents, investments and foreign currency forward contracts at fair value based on an exchange or exit price as defined by the authoritative guidance on fair value measurements which represents the amount that would be received for an asset sale or an exit price, or paid to transfer a liability in an orderly transaction between knowledgeable and willing market participants. The Company estimates the fair value for notes payable and capital lease obligations by discounting the future cash flows of the related note and lease payments.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of August 31, 2014 and February 28, 2014, are summarized as follows (in thousands):

	August 31, 2014				February 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$8,411	$—	$—	$8,411	$11,905	$—	$—	$11,905
Money market funds	747	—	—	747	19,221	—	—	19,221
Commercial paper	—	1,200	—	1,200	—	8,297	—	8,297
Short-term investments:	—	—		—
Commercial paper	—	4,398	—	4,398	—	10,491	—	10,491
Corporate debt securities	—	6,968	—	6,968	—	2,378	—	2,378
Agency bonds	—	5,070	—	5,070	—	1,505	—	1,505
Certificate of deposit	1,001	—	—	1,001	—	—	—	—
Other current assets:	—	—		—
Foreign currency forward contracts	—	101	—	101	—	60	—	60
Long-term investments:	—	—		—
Corporate debt securities	—	1,394	—	1,394	—	3,151	—	3,151
Asset-backed securities	—	245	—	245	—	250	—	250
Common trust funds	—	119	—	119	—	116	—	116
Insurance company contracts	—	16	—	16	—	16	—	16
U.S. government securities	4,005	—	—	4,005	5,008	—	—	5,008
Other noncurrent assets:	—	—		—
Certificate of deposit	16	—	—	16	16	—	—	16

Total assets	$14,180	$19,511	$—	$33,691	$36,150	$26,264	$—	$62,414

Liabilities:
Acquisition-related obligations:
Earn-out liability (see note 3)	—	—	6,800	6,800	—	—	—	—
Other current liabilities:
Foreign currency forward contracts	—	—	—	—	—	(163)	—	(163)

Total liabilities	$—	$—	$6,800	$6,800	$—	(163)	—	(163)

The fair values of the Company’s Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair values of the Company’s Level 2 financial instruments are based on quoted market prices for comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company’s foreign currency forward contracts are valued using pricing models that use observable market inputs and, therefore, are classified as Level 2. The Company’s earn-out liability is valued based on probability-weighted payout approach that use unobservable market input and, therefore, is classified as Level 3.

In the six months ended August 31, 2014, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of August 31, 2014 and February 28, 2014 (in USD thousands, except average contract rate):

	August 31, 2014			February 28, 2014
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Euro	$1,415	1.3	$5	$7,401	1.4	$(256)
Malaysian Ringgit	(2,774)	3.3	82	(2,146)	3.2	(59)
British Pound	(5,677)	1.7	14	(4,317)	1.6	212

Total	$(7,036)		$101	$938		$(103)

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(16) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Three months ended August 31, 2014		Three months ended August 31, 2013		Six months ended August 31, 2014		Six months ended August 31, 2013
	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable	Percentage of total revenue	Percentage of accounts receivable
Customer A	*	15%	*	*	*	15%	*	*
Customer B	*	*	*	17%	*	*	*	17%
Customer C	*	*	*	20	*	*	*	20

*	Indicates less than 10%

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Revenue by geographic region:
Americas	$15,472	$15,058	$30,125	$27,557
Europe	4,278	2,766	8,463	5,670
Asia	231	188	424	384

Total	$19,981	$18,012	$39,012	$33,611

Countries accounting for 10% or more of revenue were as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Revenue by country:
United States	75.4%	79.2%	73.1%	77.2%
United Kingdom	12.1	*	12.3	*

*	Indicates less than 10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 4, 2014, we acquired Serus Corporation (“Serus”), a leading provider of cloud-based manufacturing and supply chain visibility and intelligence solutions to semiconductor and other high tech companies headquartered in Santa Clara, CA, in a transaction valued at approximately $24.8 million in total consideration, including a contingent earnout consideration based upon the achievement of certain revenue-related financial performance milestones with an estimated fair value of $6.6 million as of the acquisition date. We acquired assets of $16.8 million, including $15.5 million intangible assets, and assumed $5.2 million of liabilities. We recorded goodwill of approximately $13.2 million. The key factor attributable to the creation of goodwill by the transaction is that, by combining Serus’ robust technology with the E2open Business Network, the company extends its dominance in the high tech supply chain with the addition of technology for design for manufacturing, contracts and compliance, as well as early stage visibility in the semiconductor and technology-driven discrete manufacturing industries. As of the date of acquisition, the identifiable intangibles are comprised of developed technology of approximately $7.7 million and a customer relationship intangible of approximately $7.8 million. We intend to make additional investments outside of the United States in order to expand our geographic reach.

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

As of August 31, 2014, we had 359 customers, of which 125 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 234 customers purchase our network connectivity solutions directly. For the six months ended August 31, 2014, Enterprise Customers represented 99.5% of total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them seven out of the top ten supply chains in the world according to Gartner. The E2open Business Network is a community comprising our customers, over 40,000 unique registered trading partners and over 136,000 unique registered users.

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Finland, India, Malaysia and Taiwan. For the three months ended August 31, 2014 and 2013, the percentage of our revenue generated outside of the United States was 24.6% and 20.8%. For the six months ended August 31, 2014 and 2013, the percentage of our revenue generated outside of the United States was 26.9% and 22.8%. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In fiscal 2014, we acquired Icon, and continued to hire sales personnel in the United States, Europe and China. In fiscal 2015, we acquired Serus, with operations in the United States and India. Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We intend to further enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

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

The number of unique registered trading partners in the E2open Business Network increased from 38,548 as of February 28, 2014 to 40,545 as of August 31, 2014. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users. We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased from 125,960 as of February 28, 2014 to 136,647 as of August 31, 2014.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
	(In thousands)
Revenue	$19,981	$18,012	$39,012	$33,611
Gross profit	$11,737	$10,823	$23,447	$19,837
Gross margin	58.7%	60.1%	60.1%	59.0%
Net loss	$(9,349)	$(5,923)	$(16,667)	$(11,317)
Adjusted EBITDA (1)	$(3,483)	$(2,831)	$(7,630)	$(6,988)
Operating cash flow	$(6,839)	$(4,087)	$(9,149)	$(7,383)
Free cash flow (2)	$(6,630)	$(3,939)	$(8,938)	$(7,274)

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other income (expense), net, benefit from (provision for) income taxes, depreciation and amortization, stock-based compensation expense, and acquisition-related expenses. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US generally accepted accounting principles (“GAAP”).
(2)	Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures, adjusted for payment of acquisition-related expenses. See “Free Cash Flow” below for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Our total gross profit and gross margin for the three months ended August 31, 2014 was $11.7 million, or 58.7% compared to $10.8 million, or 60.1% for the three months ended August 31, 2013, and our gross profit and gross margin for the six months ended August 31, 2014 was $23.4 million, or 60.1% compared to $19.8 million, or 59.0% for the six months ended August 31, 2013.

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

For the three months ended August 31, 2014, Adjusted EBITDA was $(3.5) million compared to $(2.8) million for the three months ended August 31, 2013 and for the six months ended August 31, 2014, Adjusted EBITDA was $(7.6) million compared to $(7.0) million for the six months ended August 31, 2013. The Adjusted EBITDA for these periods reflect our continued investment in research and development and sales and marketing, fluctuations in revenue, and executing our strategy to grow deployment service capabilities through partner enablement.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Adjusted EBITDA
Net loss	$(9,349)	$(5,923)	$(16,667)	$(11,317)
Interest and other expense (income), net	(45)	(31)	(12)	(82)
Provision for income taxes	147	35	76	74
Depreciation and amortization	2,028	579	3,243	983
Stock-based compensation	3,028	1,718	4,814	2,563
Acquisition-related expenses	708	791	916	791

Adjusted EBITDA	$(3,483)	$(2,831)	$(7,630)	$(6,988)

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

Our free cash flow was $(6.6) million for the three months ended August 31, 2014, compared to $(3.9) million for the three months ended August 31, 2013, and our free cash flow was $(8.9) million for the six months ended August 31, 2014, compared to $(7.3) million for the six months ended August 31, 2013. The following table presents a reconciliation of free cash flow to operating cash flow for each of the periods indicated:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
	(In thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(6,839)	$(4,087)	$(9,149)	$(7,383)
Capital expenditures	(118)	(58)	(189)	(97)
Payment of acquisition-related expenses	327	206	400	206

Free cash flow	$(6,630)	$(3,939)	$(8,938)	$(7,274)

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
	(In thousands)
Revenue by type:
Subscriptions and support	$16,733	$13,433	$33,039	$25,725
Professional services and other	3,248	4,579	5,973	7,886

Total	$19,981	$18,012	$39,012	$33,611

Percentage of revenue by type:
Subscriptions and support	83.7%	74.6%	84.7%	76.5%
Professional services and other	16.3	25.4	15.3	23.5

Total	100.0%	100.0%	100.0%	100.0%

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

Acquisition-related expenses. Acquisition-related expenses consist of third-party accounting and legal services, travel expenses and other personnel-related expenses incurred solely to prepare for and execute an acquisition and changes in fair value of earn-out liability.

Amortization of acquired intangibles. Amortization of acquired intangibles included in operating expenses consists of amortization of acquired customer relationships.

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

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Revenue
Subscriptions and support	$16,733	$13,433	$3,300	24.6%	$33,039	$25,725	$7,314	28.4%
Professional services	3,248	4,579	(1,331)	(29.1)	5,973	7,886	(1,913)	(24.3)

Total revenue	19,981	18,012	1,969	10.9	39,012	33,611	5,401	16.1

Cost of revenue
Subscriptions and support	3,390	2,645	745	28.2	6,510	5,173	1,337	25.8
Professional services	4,132	4,486	(354)	(7.9)	7,983	8,543	(560)	(6.6)
Amortization of acquired intangibles	722	58	664	1,144.8	1,072	58	1,014	1,748.3

Total cost of revenue	8,244	7,189	1,055	14.7	15,565	13,774	1,791	13.0

Gross profit (loss)
Subscriptions and support	12,621	10,730	1,891	17.6	25,457	20,494	4,963	24.2
Professional services	(884)	93	(977)	(1,050.5)	(2,010)	(657)	(1,353)	205.9

Total gross profit	$11,737	$10,823	$914	8.4%	$23,447	$19,837	$3,610	18.2%

Gross margin (1)
Subscriptions and Support	75.4%	79.9%		(4.5)%	77.1%	79.7%		(2.6)%
Professional Services	(27.2)	2.0		(29.2)	(33.7)	(8.3)		(25.4)

Total gross margin	58.7%	60.1%		(1.4)%	60.1%	59.0%		1.1%

(1)	The table presents gross margin as a percentage of each component of revenue. Amortization of acquired intangibles is a component of cost of subscriptions and support revenue.

The table below sets forth the functional classification of stock-based compensation expense included in cost of revenue for the periods presented:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Subscriptions and support	$157	$82	$75	91.5%	$261	$145	$116	80.0%
Professional services	727	415	312	75.2	1,165	584	581	99.5

Total cost of revenue	$884	$497	$387	77.9%	$1,426	$729	$697	95.6%

Revenue

The total number of our Enterprise Customers was 101 as of August 31, 2013 and grew 23.8% to 125 as of August 31, 2014. We continue to increase our investment in sales and marketing, leverage our customer network and expand further to adjacent verticals to add new customers and create new markets for our products both domestically and abroad. We continue to develop new products and services to introduce to both our existing and new customers, and sell additional solutions and services to our existing customers. Typically, we sell additional solutions and services to our existing customers when they experience returns on investment from the use of our solutions in one business process or business unit, and they choose to purchase more solutions for additional business processes or business units. We continue to develop new products and services to introduce to both our existing and new customers.

We also evaluate acquisitions to further augment our strategies and objectives. In July 2013, we acquired Icon, a market leader in supply chain planning and collaboration. We expanded our market opportunity and solution portfolio to our product roadmap, and extended our position as a leader in the collaborative planning and execution space. In June 2014, we acquired Serus, a market leader in extended supply chain management for high tech companies. By combining Serus’ robust technology with the E2open Business Network, we extended our leadership in the high tech industry supply chains with the addition of technology for design for manufacturing, contracts and compliance, as well as early stage visibility in the semiconductor and technology-driven discrete manufacturing industries.

Total revenue for the three months ended August 31, 2014 was $20.0 million. Subscriptions and support revenue and professional services and other revenue comprised 83.7% and 16.3% of the total revenue. Total revenue for the three months ended August 31, 2014 increased $2.0 million, or 10.9%, compared to the three months ended August 31, 2013.

Subscriptions and support revenue for the three months ended August 31, 2014 increased 24.6% to $16.7 million compared to $13.4 million for the three months ended August 31, 2013. Subscriptions and support revenue increased $1.4 million from new customers and $1.9 million from existing customers. Revenue for the three months ended August 31, 2014 included $0.9 million of subscriptions and support revenue attributable to the acquisition of Serus.

Professional services revenue for the three months ended August 31, 2014 decreased 29.1% to $3.2 million compared to $4.6 million for the three months ended August 31, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions. Professional services revenue increased $1.3 million from new customers. Professional services revenue from existing customers decreased $2.6 million due primarily to the timing of deployments, and difference in the timing of revenue recognition. Revenue for the three months ended August 31, 2014 included $0.3 million of professional services revenue attributable to the acquisition of Serus.

For the three months ended August 31, 2014 and 2013, no single customer accounted for more than 10% of revenue. For the three months ended August 31, 2014, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue. For the three months ended August 31, 2013, revenue attributable to customers headquartered in the United States accounted for more than 10% of total revenue.

Total revenue for the six months ended August 31, 2014 was $39.0 million. Subscriptions and support revenue and professional services and other revenue comprised 84.7% and 15.3% of the total revenue. Total revenue for the six months ended August 31, 2014 increased $5.4 million, or 16.1%, compared to the six months ended August 31, 2013.

Subscriptions and support revenue for the six months ended August 31, 2014 increased 28.4% to $33.0 million compared to $25.7 million for the six months ended August 31, 2013. Subscriptions and support revenue increased $1.7 million from new customers and $5.6 million from existing customers. Revenue for the six months ended August 31, 2014 included $0.9 million of subscriptions and support revenue attributable to the acquisition of Serus.

Professional services revenue for the six months ended August 31, 2014 decreased 24.3% to $6.0 million compared to $7.9 million for the six months ended August 31, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions. Professional services revenue increased $2.1 million from new customers. Professional services revenue from existing customers decreased $4.0 million due primarily to the timing of deployments, and difference in the timing of revenue recognition. Revenue for the six months ended August 31, 2014 included $0.3 million of professional services revenue attributable to the acquisition of Serus.

For the six months ended August 31, 2014 and 2013, no single customer accounted for more than 10% of revenue. For the six months ended August 31, 2014, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue. For the six months ended August 31, 2013, revenue attributable to customers headquartered in the United States accounted for more than 10% of total revenue.

Cost of Revenue

Total cost of revenue fluctuates from period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

Total cost of revenue increased $1.1 million, or 14.7%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013. The increase in cost of revenue for the three months ended August 31, 2014 was attributable to a $0.7 million amortization of intangible assets, $0.1 million increase in software license fees and depreciation of assets used to deliver our cloud-based solutions, and $0.3 million increase in personnel-related costs due to increased headcount.

Total cost of subscriptions and support revenue increased $1.4 million, or 52.1% for the three months ended August 31, 2014 compared to the three months ended August 31, 2013. The increase in cost of subscriptions and support revenue for the three months ended August 31, 2014 was attributable to additional usage of our solutions by new and existing customers, and included increases of $0.7 million in amortization of intangible assets, $0.6 million in personnel-related costs due to increased headcount, and $0.1 million in software license fees and depreciation of assets used to deliver our cloud-based solutions.

Total cost of professional services and other revenue decreased $0.4 million, or 7.9% for the three months ended August 31, 2014 compared to the three months ended August 31, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions.

Total cost of revenue increased $1.8 million, or 13.0%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. The increase in cost of revenue for the six months ended August 31, 2014 was attributable to a $1.0 million increase in amortization of intangible assets, $0.4 million increase in personnel-related costs due to increased headcount, and $0.4 million increase in software license fees and depreciation of assets used to deliver our cloud-based solutions.

Total cost of subscriptions and support revenue increased $2.4 million, or 44.9% for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. The increase in cost of revenue for the six months ended August 31, 2014 was attributable to additional usage of our solutions by new and existing customers, and included increases of $1.0 million in amortization of intangible assets, $0.4 million in software license fees and depreciation of assets used to deliver our cloud-based solutions, and $1.0 million in personnel-related costs due to increased headcount.

Total cost of professional services and other revenue decreased $0.6 million, or 6.6% for the six months ended August 31, 2014 compared to the six months ended August 31, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions.

Gross Profit and Gross Margin

Gross profit and gross margin are impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements over the contract term or upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

Total gross profit increased $0.9 million, or 8.4%, from $10.8 million to $11.7 million. Total gross margin decreased from 60.1% to 58.7%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013. Gross margin on subscriptions and support revenue and professional services and other revenue was 75.4% and (27.2)% for the three months ended August 31, 2014 compared to 79.9% and 2.0% for the three months ended August 31, 2013. The decrease in gross profit and gross margin on professional services and other revenue reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions. This strategy allows us to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company.

Total gross profit increased $3.6 million, or 18.2%, from $19.8 million to $23.4 million, and total gross margin increased from 59.0% to 60.1%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. Gross margin on subscriptions and support revenue and professional services and other revenue was 77.1% and (33.7)% for the six months ended August 31, 2014 compared to 79.7% and (8.3)% for the six months ended August 31, 2013. The decrease in gross profit and gross margin on professional services and other revenue reflects the impact of our strategy to accelerate the investment in the enablement of partners to deploy our solutions. This strategy allows us to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company.

Operating Expenses

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Operating expenses
Research and development	$5,435	$4,533	$902	19.9%	$10,659	$8,606	$2,053	23.9%
Sales and marketing	10,463	8,752	1,711	19.5	20,905	16,651	4,254	25.5
General and administrative	3,706	2,641	1,065	40.3	6,604	5,089	1,515	29.8
Acquisition-related expenses	708	791	(83)	(10.5)	916	791	125	15.8
Amortization of acquired intangibles	672	25	647	2,588.0	966	25	941	3,764.0

Total operating expenses	$20,984	$16,742	$4,242	25.3%	$40,050	$31,162	$8,888	28.5%

The table below sets forth the functional classification of stock-based compensation expense included in operating expenses for the periods presented:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Research and development	$216	$148	$68	45.9%	$375	$216	$159	73.6%
Sales and marketing	1,055	617	438	71.0	1,727	907	820	90.4
General and administrative	873	456	417	91.4	1,286	711	575	80.9

	$2,144	$1,221	$923	75.6%	$3,388	$1,834	$1,554	84.7%

Research and Development

Research and development expense increased $0.9 million, or 19.9%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013. The increase was attributable to an increase of $0.9 million in employee-related costs as we invest in developing our cloud-based software solutions, and integrating acquired developed technology into our product offerings. As a percentage of revenue, research and development expense was 27.2% for the three months ended August 31, 2014 and 25.2% for the three months ended August 31, 2013.

Research and development expense increased $2.1 million, or 23.9%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. The increase was attributable to an increase of $2.0 million in employee-related costs and $0.1 million increase in software development tools, as we invest in developing our cloud-based software solutions, and integrating acquired developed technology into our product offerings. As a percentage of revenue, research and development expense was 27.3% for the six months ended August 31, 2014 and 25.6% for the six months ended August 31, 2013.

Sales and Marketing

Sales and marketing expense increased $1.7 million, or 19.5%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2014. The increase was attributable primarily to a $1.8 million increase in personnel-related costs, offset by a $0.1 million decrease in marketing expenses. Our sales and marketing expense is expected to increase as we continue to invest in selling our solutions, enabling partners to sell and deploy our solutions, and expanding our presence globally. As a percentage of revenue, sales and marketing expense was 52.4% and 48.6% for the three months ended August 31, 2014 and 2013.

Sales and marketing expense increased $4.3 million, or 25.5%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. The increase was attributable primarily to a $4.3 million increase in personnel-related costs. Our sales and marketing expense is expected to increase as we continue to invest in selling our solutions, enabling partners to sell and deploy our solutions, and expanding our presence globally. As a percentage of revenue, sales and marketing expense was 53.6% and 49.5% for the six months ended August 31, 2014 and 2013.

General and Administrative

General and administrative expense increased $1.1 million, or 40.3%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013. The increase was attributable primarily to a $0.6 million increase in personnel expenses, including full-time equivalent contractors as we grow the business globally, $0.2 million increase in legal and accounting fees, and $0.2 million increase in facility and administrative expenses. As a percentage of revenue, general and administrative expense was 18.5% for the three months ended August 31, 2014 and 14.7% for the three months ended August 31, 2013.

General and administrative expense increased $1.5 million, or 29.8%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. The increase was attributable primarily to a $1.1 million increase in personnel expenses, including full-time equivalent contractors as we grow the business globally, $0.1 million increase in legal and accounting fees, and $0.2 million increase in facility and administrative expenses. As a percentage of revenue, general and administrative expense was 16.9% for the six months ended August 31, 2014 and 15.1% for the six months ended August 31, 2013.

Acquisition-related Expenses

Acquisition-related expense decreased $0.1 million, or 10.5%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013. Acquisition-related expenses for the three months ended August 31, 2014 is attributable to Serus acquired in June 2014, whereas the acquisition related expenses for the three months ended August 31, 2013 is attributable to Icon acquired in July 2013. This expense comprised third-party accounting and legal service fees, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisitions, and changes in fair value of earn-out liability. As a percentage of revenue, acquisition related expense was 3.5% for the three months ended August 31, 2014 and 4.4% for the three months ended August 31, 2013.

Acquisition-related expense increased $0.1 million, or 15.8%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. Acquisition-related expenses for the six months ended August 31, 2014 is attributable primarily to Serus acquired in June 2014, whereas the acquisition related expenses for the six months ended August 31, 2013 is attributable to Icon acquired in July 2013. This expense comprised third-party accounting and legal service fees, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisitions, and changes in fair value of earn-out liability. As a percentage of revenue, acquisition related expense was 2.3% for the six months ended August 31, 2014 and 2.4% for the six months ended August 31, 2013.

Amortization of Acquired Intangibles

Amortization of customer relationship intangible assets increased $0.6 million, or 2,588.0%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, and is recorded as part of operating expenses. This increase is attributable to $0.3 million amortization of acquired intangible assets from Serus, and $0.3 million increase in amortization of acquired intangible assets from Icon. In the third quarter of fiscal 2014, we revised our initial estimates of acquired Icon intangible assets’ useful lives ranging from 10 to 15 years, to 5 years. As a percentage of revenue, amortization of acquired customer relationships intangible was 3.4% for the three months ended August 31, 2014, and 0.1% for the three months ended August 31, 2013.

Amortization of customer relationship intangible assets increased $1.0 million, or 3,764.0%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013, and is recorded as part of operating expenses. This increase is attributable to $0.4 million amortization of acquired intangible assets from Serus, and $0.6 million increase in amortization of acquired intangible assets from Icon. In the third quarter of fiscal 2014, we revised our initial estimates of acquired Icon intangible assets’ useful lives ranging from 10 to 15 years, to 5 years. As a percentage of revenue, amortization of acquired customer relationships intangible was 2.5% for the six months ended August 31, 2014, and 0.1% for the six months ended August 31, 2013.

Interest and Other Expense, Net

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Interest income	$(32)	$(33)	$1	(3.0)%	$(66)	$(81)	$15	(18.5)%
Interest expense	87	46	41	89.1	177	68	109	160.3
Other expense, net	(100)	(44)	(56)	127.3	(123)	(69)	(54)	78.3

	$(45)	$(31)	$(14)	45.2%	$(12)	$(82)	$70	(85.4)%

Interest and other expense, net, increased due primarily to foreign exchange gains, offset by interest expense from financing of capital expenditures through capital lease and notes.

Provision for Income Taxes

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Total provision for income taxes	$147	$35	$112	320%	$76	$74	$2	2.7%

The provision for income taxes for the three and six months ended August 31, 2014 and 2013 reflects net tax activity for the quarter and primarily represents foreign and state income taxes.

Liquidity and Capital Resources

	Six Months Ended August 31,
	2014	2013
	(In thousands)
Cash and cash equivalents at the end of the period	$12,920	$12,949
Net cash used in operating activities	(9,149)	(7,383)
Net cash provided by (used in) investing activities	(18,468)	7,038
Net cash provided used in financing activities	(2,090)	(6,959)

As of August 31, 2014, we had total cash, cash equivalents, and short-term and long-term investments of $36.1 million, including $17.4 million of short-term investments and $5.8 million of long-term investments in available-for-sale securities. As of August 31, 2014, $1.3 million of our cash, cash equivalents and short-term and long-term investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

Operating Cash Flow

Our cash flow from operating activities is significantly influenced by the amount and timing of customer payments and the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business. Net cash used in operating activities has historically resulted from losses from operations and changes in working capital.

Net cash used in operating activities was $9.1 million for the six months ended August 31, 2014. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $(16.7) million net loss adjusted by non-cash stock-based compensation of $4.8 million and depreciation and amortization of $3.2 million, and deferred tax and other non-cash charges of $0.3 million. Additionally, there was $(0.8) million net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $13.0 million as a consequence of the recognition of revenue for the six months ended August 31, 2014 associated with cash collected in previous periods and a decrease in other noncurrent liabilities of $0.7 million due to release of certain accrued taxes. This was offset by a decrease in accounts receivable of $11.0 million due to the timing of collections from customers, a decrease in prepaid expenses and other current assets of $1.7 million due to decrease in other acquisition-related receivables and due to the timing of payments for services, insurance and rent, and increase in accounts payable and accruals of $0.1 million due to the timing of payments to our suppliers.

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

Net cash used in investing activities for the six months ended August 31, 2014 was $18.5 million, which comprised primarily $12.3 million net payment for the acquisition of Serus and settlement of Icon-related acquisition obligations, $15.8 million of purchases of investments in available-for-sale securities, $5.4 million deposit to an escrow account related to the Icon acquisition, and $0.2 million of capital expenditures, offset by $15.3 million of proceeds from the sale and maturities of investments in available for sale securities.

Net cash provided by investing activities for the six months ended August 31, 2013 was $7.0 million, which was comprised primarily of $28.9 million in proceeds from the sale and maturities of investments in available-for-sale securities, offset by $11.5 million net payment for acquisition of Icon and $10.4 million for the purchase of investments in available-for-sale securities.

Financing Cash Flow

Net cash used in financing activities for the six months ended August 31, 2014 was $2.1 million, which comprised primarily $2.0 million of net payments on our notes payable and capital lease obligation, $0.4 million of payments of stock offering costs and taxes on share-based awards to employees and $0.1 million payment of debt assumed from Serus, offset by $0.4 million in proceeds received from the exercise of stock options. We had borrowings from our overdraft facilities of $4.2 million that we also repaid during the six months ended August 31, 2014.

Net cash used in financing activities for the six months ended August 31, 2013 was $7.0 million, which comprised $7.1 million payment of debt assumed from Icon, net payments of $0.9 million on our notes payable and capital lease obligation and $0.2 million of net payments under our credit facility, offset by $1.2 million in proceeds received from the exercise of stock options.

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

In connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity or equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. In June 2014, we acquired Serus. Under the terms of the purchase agreement, the Serus stockholders received approximately $12.4 million in cash consideration, $4.0 million in shares of common stock of E2open, valued based on the average closing price per share for the ten trading days prior to signing of the Agreement, and the right to receive $1.9 million in cash on the anniversary of the closing of the Serus acquisition, and up to $7.5 million in cash contingent upon the achievement of certain revenue-related financial performance milestones.

Our Indebtedness

On October 7, 2013, we entered into an agreement with a bank for a revolving loan facility with a borrowing capacity of up to $20 million. Funds available are subject to a borrowing formula which is secured by our accounts receivable and contracted backlog. As of August 31, 2014, the available borrowing capacity is $14.3 million. The revolving loan facility bears interest at a per annum rate ranging from the Wall Street Journal “prime rate” minus 0.25% to the Wall Street Journal prime rate plus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is our general obligation secured by our tangible and intangible assets, as well as a negative pledge whereby we agree not to give any creditor a security interest on our intellectual property. As of and for the six months ended August 31, 2014, we did not draw on this loan facility.

Our wholly-owned subsidiary in Germany maintains a bank overdraft facility with a local bank used primarily to fund working capital. The amount available under the bank overdraft facilities was approximately $0.7 million (€0.5 million). For the six months ended August 31, 2014, we borrowed and repaid $4.2 million from these overdraft facilities. As of August 31, 2014, we do not have any outstanding balance under this bank overdraft facility.

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our credit facilities discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations:

	As of August 31, 2014
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Notes payable (1)	$3,389	$1,754	$1,635	$—
Capital lease obligations (1)	2,664	1,689	975	—
Operating lease obligations (2)	6,896	2,351	3,306	1,239
Acquisition-related obligations (3,4)	13,988	13,988	—	—
Tax contingencies (5)	—	—	—	—

Total contractual obligations	$26,937	$19,782	$5,916	$1,239

(1)	In fiscal 2014 and the six months ended August 31, 2014, we financed the purchase of certain software licenses and related support and maintenance, and payments of insurance premiums with notes payable and capital leases. The term of the notes and capital leases range from nine months to three years, and bear interest ranging from 2.77% to 13.13%.
(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2018.
(3)	In accordance with the share purchase agreement for the acquisition of Icon, we were contractually obligated to place in escrow approximately $5.4 million (€4 million) payable to Icon’s former shareholders. In June 2014, we deposited $5.4 million to the escrow account which has not yet been released to Icon’s former shareholders as of August 31, 2014. As of August 31, 2014, we recorded restricted cash of $5.4 million for the escrow balance and a corresponding payable to Icon shareholders.
(4)	In June 2014, we acquired Serus Corporation. The purchase consideration includes a contingent payment earnout of up to $7.5 million based upon the achievement of certain revenue-related financial performance milestones. The fair value of this contingent payment earnout was $6.8 million as of August 31, 2014. Additionally, we had the right to holdback $1.9 million of the purchase price as partial security for indemnification obligation.
(5)	As of August 31, 2014, we had gross unrecognized tax benefits of $8.3 million and an additional $0.1 million of gross interest and penalties classified as other noncurrent liabilities in our consolidated balance sheets. As of the date of this report, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.

Related Party Transactions

One of our directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company (“Seagate PLC”). Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of our customers and we earned revenue of $0.7 million and $0.8 million for the three months ended August 31, 2014 and 2013, and $1.4 million and $1.6 million for the six months ended August 31, 2014 and 2013. The Company received payments from Seagate of $0.2 million for the three months ended August 31, 2013, and $1.3 million for the six months ended August 31, 2013. The Company has outstanding receivables from Seagate of $0.2 million and $0.1 million as of August 31, 2014 and February 28, 2014.

Off-Balance Sheet Arrangements

During the six months ended August 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under other assumptions or conditions.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. We are currently assessing the impact the adoption of this update will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12-Compensation-Stock Compensation, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The amendments may be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented. We assessed that the adoption of this update will have no material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is a result primarily of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

We had $12.9 million cash and cash equivalents, $17.4 million short-term investments in available-for-sale securities, and $5.8 million long-term investments in available-for-sale securities.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is primarily invested in corporate bonds and commercial paper. We use a professional investment management firm to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of August 31, 2014 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro, the Malaysian Ringgit and the British Pound. For the six months ended August 31, 2014 and the year ended February 28, 2014, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of August 31, 2014 and February 28, 2014.

	As of August 31, 2014			As of February 28, 2014
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$1,415	1.3	$5	$7,401	1.4	$(256)
Malaysian Ringgit	(2,774)	3.3	82	(2,146)	3.2	(59)
British Pound	(5,677)	1.7	14	(4,317)	1.6	212

Total	$(7,036)		$101	$938		$(103)

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

	As of August 31, 2014
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$1,274	$1,344	$1,415	$1,486	$1,557
Malaysian Ringgit	(2,497)	(2,635)	(2,774)	(2,913)	(3,051)
British Pound	(5,109)	(5,393)	(5,677)	(5,961)	(6,245)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended August 31, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of August 31, 2014 and February 28, 2014, we had an accumulated deficit of $382.9 million and $366.3 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For the six months ended August 31, 2014, our top ten customers accounted for 47.9% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. For the six months ended August 31, 2014, our employee headcount grew from 444 to 521. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the six months ended August 31, 2014, we spent $10.7 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

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

Our revenue from subscriptions to our software and software-related support services accounted for approximately 84.7% of our total revenue for the six months ended August 31, 2014. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three to five years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 26.9% and 22.8% of our total revenue for the six months ended August 31, 2014 and 2013. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2012 Equity Compensation Plan. Our 2012 Equity Compensation Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. These shares can be freely sold in the public market upon issuance and vesting, subject to restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

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

As of August 31, 2014, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 18.6% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on a Form 8-K filed on June 5, 2014, on May 31, 2014 the Company entered into an agreement and plan of merger to acquire Serus. Upon closing the transaction on June 4, 2014, the Company issued 238,194 shares of Company common stock as partial consideration in connection with the acquisition of Serus. This issuance of shares was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 8, 2014	E2OPEN, INC.

	By:	/s/ Mark E. Woodward
Mark E. Woodward
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 8, 2014	By:	/s/ Peter J. Maloney
Peter J. Maloney
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Form of Amendment to Change in Control Severance Agreement entered into with the Company’s executive officers.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1* (1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended.