Form 10-Q
period 2014-11-30
E2open Inc
filed 2015-01-09
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

There were 29,317,807 shares of the registrant’s Common Stock issued and outstanding as of December 31, 2014.

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

E2OPEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	November 30, 2014	February 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$18,900	$42,723
Short-term investments	5,271	14,374
Accounts receivable, net of allowance of $80 and $78	18,134	21,995
Prepaid expenses and other current assets	4,655	4,380

Total current assets	46,960	83,472
Long-term investments	900	8,541
Goodwill	35,992	22,556
Intangible assets, net	23,436	11,395
Property and equipment, net	3,441	3,431
Other assets	1,245	1,316

Total assets	$111,974	$130,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,263	$12,366
Deferred revenue	33,705	43,672
Acquisition-related obligations	9,960	5,473
Current portion of notes payable and capital lease obligations	3,915	2,995

Total current liabilities	59,843	64,506
Deferred revenue	2,472	1,587
Notes payable and capital lease obligations, net of current portion	2,557	2,599
Other noncurrent liabilities	1,907	2,195

Total liabilities	66,779	70,887

Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value. 10,000 authorized shares, no shares issued and outstanding	—	—
Common stock, $0.001 par value. 100,000 authorized shares, 29,314 and 28,825 shares issued and outstanding as of November 30, 2014 and February 28, 2014	29	29
Additional paid-in capital	437,154	426,031
Accumulated other comprehensive income	13	31
Accumulated deficit	(392,001)	(366,267)

Total stockholders’ equity	45,195	59,824

Total liabilities and stockholders’ equity	$111,974	$130,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Revenue
Subscriptions and support	$16,650	$14,400	$49,689	$40,125
Professional services and other	3,500	3,860	9,473	11,746

Total revenue	20,150	18,260	59,162	51,871

Cost of revenue
Subscriptions and support	3,383	2,769	9,893	7,942
Professional services and other	4,012	4,309	11,995	12,852
Amortization of acquired intangible assets	735	408	1,807	466

Total cost of revenue	8,130	7,486	23,695	21,260

Gross profit (loss)
Subscriptions and support	12,532	11,223	37,989	31,717
Professional services and other	(512)	(449)	(2,522)	(1,106)

Total gross profit	12,020	10,774	35,467	30,611

Operating expenses:
Research and development	5,451	5,099	16,110	13,705
Sales and marketing	11,204	9,683	32,109	26,334
General and administrative	3,061	2,413	9,665	7,502
Acquisition-related expenses	44	340	960	1,131
Amortization of acquired intangible assets	685	369	1,651	394

Total operating expenses	20,445	17,904	60,495	49,066

Loss from operations	(8,425)	(7,130)	(25,028)	(18,455)
Interest and other expense, net	(576)	(461)	(564)	(379)

Loss before income taxes	(9,001)	(7,591)	(25,592)	(18,834)
Benefit from (provision for) income taxes	(65)	209	(142)	135

Net loss	$(9,066)	$(7,382)	$(25,734)	$(18,699)

Net loss per share:
Basic and diluted	$(0.31)	$(0.28)	$(0.89)	$(0.72)

Weighted average shares used to compute net loss per share:
Basic and diluted	29,253	26,545	29,065	26,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net loss	$(9,066)	$(7,382)	$(25,734)	$(18,699)
Other comprehensive income (loss), net:
Net change in unrealized gains (losses) on investments	(11)	19	—	(1)
Net foreign currency translation gains (losses)	(28)	71	(18)	65

Total other comprehensive income (loss), net	(39)	90	(18)	64

Comprehensive loss	$(9,105)	$(7,292)	$(25,752)	$(18,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

E2OPEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(25,734)	$(18,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,128	4,009
Depreciation and amortization	5,329	2,312
Other	846	(80)
Changes in operating assets and liabilities:
Accounts receivable, net	4,708	454
Prepaid expenses and other current assets	1,362	(608)
Accounts payable and accrued liabilities	1,106	3,100
Deferred revenue	(12,539)	(6,370)
Other noncurrent liabilities	(578)	476

Net cash used in operating activities	(18,372)	(15,406)

Cash flows from investing activities:
Capital expenditures	(391)	(165)
Purchase of marketable securities	(15,807)	(10,465)
Proceeds from sale and maturities of marketable securities	32,225	37,242
Payments for acquisition of businesses, net of cash acquired	(16,320)	(11,489)
Cash placed in escrow in connection with acquisition of business	(1,424)	—
Other assets	1	67

Net cash provided by (used in) investing activities	(1,716)	15,190

Cash flows from financing activities:
Proceeds from bank credit facilities	4,171	2,518
Repayments of bank credit facilities	(4,171)	(3,346)
Repayments of notes payable and capital lease obligations	(3,055)	(1,533)
Repayment of debt assumed from acquired company	(143)	(7,126)
Payments of stock offering costs	(533)	—
Proceeds from exercise of common share options	559	1,821
Other	(503)	(17)

Net cash used in financing activities	(3,675)	(7,683)

Effect of exchange rate changes on cash and cash equivalents	(60)	18

Net decrease in cash and cash equivalents	(23,823)	(7,881)
Cash and cash equivalents at beginning of period	42,723	20,262

Cash and cash equivalents at end of period	$18,900	$12,381

Supplemental cash flow information:
Cash paid during the period for:
Interest	$269	$143

Income taxes	$222	$121

Non-cash financing and investing activities:
Property, software and equipment acquired under notes payable and capital leases	$1,242	$2,072

Prepaid software, maintenance and services under notes payable and capital leases	$1,939	$2,919

Issuance of common stock in connection with business acquisitions	$3,966	$8,849

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended November 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. Such estimates include the allowance for doubtful accounts receivable, revenue allocations, deferred tax asset valuation allowance, unrecognized tax benefits, fair value of acquired tangible and intangible assets, useful lives of tangible and intangible assets, potential impairment of goodwill or other long-lived assets, accrued liabilities, loss contingencies and stock-based compensation amortization periods and forfeiture rates. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which consist principally of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment charge is recorded for the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any long-lived asset impairment charges during the nine months ended November 30, 2014 and 2013.

(3) Acquisition

On June 4, 2014, the Company acquired all of the outstanding shares of Serus, a Company headquartered in Santa Clara, California and a leading provider of cloud-based manufacturing and supply chain visibility and intelligence solutions to semiconductor and other high tech companies, for approximately $24.8 million. The total initial purchase consideration comprised the following (in thousands):

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

Additionally, the former shareholders of Serus have rights to receive contingent cash consideration (“earn-out liability”) of up to $7.5 million, based upon the achievement of certain revenue-related financial performance milestones over a period of 12 months. The Company has recorded the estimated fair value of this earn-out liability based on probability weighted-payout discounted using a discount rate of 10% as of the acquisition date of $6.6 million under “acquisition-related obligations to sellers” in the balance sheet. Subsequent to the date of acquisition, the estimated fair value of the earn-out liability increased to $6.8 million as of November 30, 2014 primarily as a result of the passage of time and the corresponding impact of discounting. The change in fair value of the earn-out liability is recorded under acquisition-related expenses as a part of operating expenses in our condensed consolidated statements of operations. This preliminary amount of the earn-out liability may, however, differ from the amount that is ultimately settled.

Transaction costs of $1.0 million associated with the acquisition of Serus were expensed as incurred and presented as acquisition-related expenses as a part of operating expenses in our condensed consolidated statements of operations for the nine months ended November 30, 2014.

Allocation of Consideration

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

As of the date of acquisition, the identifiable intangible assets comprised developed technology of approximately $7.7 million and a customer relationship intangible of approximately $7.8 million. The Company is amortizing the intangible assets over the expected useful life of 5 years. The amortization for the post-acquisition period from June 4, 2014 to November 30, 2014 was $1.5 million.

Revenue earned by Serus was $2.3 million for the period from the acquisition date of June 4, 2014 to November 30, 2014 and was included in our condensed consolidated statements of operations. Immediately following the acquisition, Serus’ operations in the United States were merged into the Company’s operations, as such, the standalone Serus net income (loss) post-acquisition is not readily determinable. The unaudited pro forma revenue and net loss for the nine months ended November 30, 2014 presented below combine the consolidated results of the Company and Serus giving effect to the acquisition of Serus as if it had been completed on March 1, 2013, the beginning of the annual reporting period prior to the year of acquisition. This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of March 1, 2013. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition and include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Serus’ amortizable assets acquired in the transaction, adjustments to net interest expense based upon settlement of debt assumed upon acquisition, and adjustments to net income to reflect the decrease of interest income arising from the reduction of investments in available-for-sale securities. The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

	Nine Months Ended November 30,
	2014	2013
	(in thousands, except per share data)
Pro forma revenue	$60,957	$54,951
Pro forma net loss	(24,325)	(24,669)
Pro forma net income (loss) per share:
Basic and diluted	(0.92)	(0.94)

(4) Cash and Investments

The following table presents cash, cash equivalents and investments for the periods presented (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of November 30, 2014:
Cash	$5,428	$—	$—	$5,428
Cash equivalents:
Money market accounts	7,564	—	—	7,564
Money market funds	5,908	—	—	5,908
Commercial paper	—	—	—	—
Short-term investments:
Commercial paper	650	—	—	650
Corporate debt securities	4,118	3	(1)	4,120
Agency bonds	—	—	—	—
Certificate of deposit	501	—	—	501
Long-term investments:
Corporate debt securities	672	—	—	672
Asset-backed securities	198	—	—	198
U.S. government securities	—	—	—	—
Common trust funds	15	—	—	15
Insurance company contracts	15	—	—	15

Total cash, cash equivalents, and investments	$25,069	$3	$(1)	$25,071

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of February 28, 2014:
Cash	$3,300	$—	$—	$3,300
Cash equivalents:
Money market accounts	11,905	—	—	11,905
Money market funds	19,221	—	—	19,221
Commercial paper	8,296	1	—	8,297
Short-term investments:
Commercial paper	10,492	—	(1)	10,491
Corporate debt securities	2,378	1	(1)	2,378
Agency bonds	1,504	1	—	1,505
Long-term investments:
Corporate debt securities	3,154	3	(6)	3,151
Asset-backed securities	250	—	—	250
U.S. government securities	5,005	3	—	5,008
Common trust funds	120	—	(4)	116
Insurance company contracts	16	—	—	16

Total cash, cash equivalents, and investments	$65,641	$9	$(12)	$65,638

The available-for-sale securities that the Company intends to hold for less than one year are classified as short-term investments, and the securities that the Company intends to hold for more than one year are classified as long-term investments. The following table presents available-for-sale securities, recorded in cash equivalents and investments, by contractual maturity date as of November 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Market Value
Matures in one year or less	$5,269	$5,271
Matures after one year through two years	901	900

Total	$6,170	$6,171

For the three and nine months ended November 30, 2014, the realized gains and losses, and unrealized losses on these available-for-sale securities were not material. Additionally, none of these securities were in a continuous unrealized loss position for more than 12 months. As of November 30, 2014, the Company did not consider any of its available-for-sale securities to be other-than-temporarily impaired.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets are as follows (in thousands):

	November 30, 2014	February 28, 2014
Goodwill
ICON	$22,784	$22,556
Serus (see note 3)	13,208	—

	$35,992	$22,556

Intangible assets
Acquired technology	$14,700	$7,000
Less: accumulated amortization	(2,624)	(817)

Net acquired technology	12,076	6,183

Customer relationships	13,700	5,900
Less: accumulated amortization	(2,340)	(688)

Net customer relationships	11,360	5,212

Net intangible assets	$23,436	$11,395

The changes in the carrying amount of goodwill for the nine months ended November 30, 2014 are as follows (in thousands):

As of February 28, 2014	$22,556
Acquisition of Serus	13,208
Adjustments to ICON goodwill	228

As of November 30, 2014	$35,992

During the nine months ended November 30, 2014, the Company recorded intangible assets comprising developed technology of approximately $7.7 million and customer relationship intangible of approximately $7.8 million from the acquisition of Serus. The Company is amortizing these intangible assets over the expected useful life of 5 years. The amortization expense of these intangible assets for the nine months ended November 30, 2014 was $1.5 million.

Total amortization expense of intangible assets for the three months ended November 30, 2014 was $1.4 million, of which, $0.7 million was recorded in cost of revenues, and $0.7 million in operating expenses. Total amortization expense of intangible assets for the nine months ended November 30, 2014 was $3.5 million, of which, $1.8 million was recorded in cost of revenues, and $1.7 million in operating expenses.

The expected future annual amortization expense related to the acquired intangible assets existing as of November 30, 2014, is as follows (in thousands):

Fiscal year ending:
2015 (remaining three months)	$1,420
2016	5,680
2017	5,680
2018	5,680
2019 onwards	4,976

Total	$23,436

(6) Consolidated Balance Sheet Components

Consolidated balance sheet components as of the dates presented comprised the following:

	November 30, 2014	February 28, 2014
Prepaid expenses and other current assets (in thousands):
Prepaid software license fees, hardware and software maintenance	$1,503	$1,215
Restricted cash held in escrow (see note 10)	1,424	—
Other prepaid expenses and other current assets	1,728	3,165

	$4,655	$4,380

The total cost of software licenses, maintenance, and insurance premiums financed under capital leases and notes payable included above was $4.7 million and $5.1 million as of November 30, 2014 and February 28, 2014. Accumulated amortization of software licenses under capital leases and notes payable was $1.3 million and $1.2 million as of November 30, 2014 and February 28, 2014. Amortization of software licenses held under capital leases and notes payable is included in cost of revenue and operating expenses. Prepaid maintenance and services are expensed over the term of the agreements.

	November 30, 2014	February 28, 2014
Property and equipment, net (in thousands):
Computer equipment	$10,687	$9,569
Software	9,635	9,461
Furniture and fixtures	419	214
Leasehold improvements	546	511

	21,287	19,755
Less: accumulated depreciation and amortization	(17,846)	(16,324)

	$3,441	$3,431

Property and equipment financed through capital leases and notes payable included above aggregated $4.4 million and $3.4 million as of November 30, 2014 and February 28, 2014. Accumulated depreciation and amortization on these assets aggregated $2.0 million and $1.0 million as of November 30, 2014 and February 28, 2014.

	November 30, 2014	February 28, 2014
Accounts payable and accrued liabilities (in thousands):
Accrued compensation costs	$7,185	$7,494
Trade accounts payable	3,502	3,242
Accrued taxes and other	1,576	1,630

	$12,263	$12,366

(7) Notes Payable and Capital Lease Obligations

The Company finances the purchase of certain equipment, software and related support and maintenance with notes payable and capital leases. The terms of the notes payable and capital leases range from nine months to three years and bear interest at rates ranging from 0.00% to 13.13% per annum. Total minimum payments due under notes payable and capital lease obligations as of November 30, 2014 are as follows (in thousands):

Total minimum payments due under capital lease obligations as of November 30, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 3 months)	$533
2016	1,720
2017	499
2018	122

Total minimum payments	2,874
Less: portion representing interest	(181)

Total principal portion of minimum payments	2,693
Less: current portion	(1,715)

Total principal portion of minimum payments, net of current portion	$978

Total amounts due under notes payable as of November 30, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 3 months)	$617
2016	2,055
2017	959
2018	148

Total	3,779
Less: current portion	(2,200)

Total notes payable, net of current portion	$1,579

(8) Bank Credit Facilities

On October 7, 2013, the Company entered into a business financing agreement for a revolving loan facility with a borrowing capacity of up to $20.0 million. Funds available are subject to a borrowing formula which is secured by the Company’s accounts receivable and contracted backlog. As of November 30, 2014, the available borrowing capacity amount is $15.6 million. This agreement is effective for a period of two years through October 2015. The revolving loan facility bears interest at a per annum rate ranging from the Wall Street Journal prime rate minus 0.25% to the Wall Street Journal prime rate plus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is a general obligation of the Company secured by the Company’s tangible and intangible assets, as well as a negative pledge whereby the Company agrees not to give any creditor a security interest on the Company’s intellectual property. There were no borrowings as of and for the nine months ended November 30, 2014.

A wholly-owned subsidiary in Germany maintains a bank overdraft facility with a local bank used primarily to fund working capital. For the nine months ended November 30, 2014, the Company borrowed and repaid $4.2 million from these overdraft facilities. As of November 30, 2014, the Company had approximately $0.7 million (€0.5 million) of overdraft capacity, with no outstanding balance.

(9) Related Party Transactions

One of the Company’s directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company, or Seagate PLC. Seagate LLC, a wholly-owned subsidiary of Seagate PLC (“Seagate”), is one of the Company’s customers and the Company earned revenue of $0.7 million and $0.9 million for the three months ended November 30, 2014 and 2013, and $2.1 million and $2.5 million for the nine months ended November 30, 2014 and 2013 from this customer. The Company received payments from Seagate of $2.5 million and $1.6 million for the three months ended November 30, 2014 and 2013, and $2.5 million and $2.8 million for the nine months ended November 30, 2014 and 2013. The Company has outstanding receivables from Seagate of $0.1 million and $0.1 million as of November 30, 2014 and February 28, 2014.

(10) Commitments and Contingencies

Acquisition-related Obligations

In accordance with the share purchase agreement for the acquisition of ICON, the Company placed in escrow approximately $5.4 million (€4.0 million) payable to ICON’s former shareholders. In September 2014, the Company released $4.0 million to ICON’s former shareholders. As of November 30, 2014, the remaining $1.4 million is recorded as restricted cash, under prepaid expenses and other current assets in the balance sheet, with the corresponding liability recorded under acquisition-related obligations in the balance sheet.

During the three months ended August 31, 2014, the Company completed the acquisition of Serus. The purchase consideration includes a contingent payment earnout of up to $7.5 million based upon the achievement of certain revenue-related financial performance milestones. This contingent consideration (“earn-out liability’) is recorded at fair value on the acquisition date and is re-measured quarterly based on the then-assessed fair value and adjusted if necessary. As of November 30, 2014, the estimated fair value of the earn-out liability was approximately $6.8 million and was recorded in acquisition-related obligations in our consolidated balance sheet. Additionally, there is a $1.9 million cash holdback payable on May 31, 2015, which was also reported under acquisition-related obligations in our consolidated balance sheet.

Leases

The Company leases its primary office space under noncancelable operating leases with various expiration dates through January 2020. Rent expense was $0.8 million and $0.7 million for the three months ended November 30, 2014 and 2013, and $2.3 million and $2.0 million for the nine months ended November 30, 2014 and 2013. Future minimum lease payments under noncancelable operating leases as of November 30, 2014 are as follows (in thousands):

Fiscal year ending:
2015 (remaining 3 months)	$714
2016	2,645
2017	2,375
2018	2,245
2019	1,372
2020	694

Total minimum lease payments	$10,045

Several of the operating lease agreements require the Company to provide security deposits. As of November 30, 2014 and February 28, 2014, lease deposits totaled $0.5 million and $0.5 million. The deposits are generally refundable at the expiration of the lease, assuming all of the Company’s obligations under the lease agreement have been met, and are included in other assets in the condensed consolidated balance sheets.

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

(11) Interest and other income (expense), net

Interest and other income (expense), net for the periods presented consisted of the following (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Interest income	$34	$4	$100	$85
Interest expense	(116)	(77)	(293)	(145)
Bank financing fees	(30)	(34)	(91)	(35)
Foreign exchange gains (losses)—realized and unrealized, net	(27)	(181)	2	(224)
Gains (losses) from foreign currency contracts—realized and unrealized, net	(449)	(174)	(220)	(71)
Other, net	12	1	(62)	11

	$(576)	$(461)	$(564)	$(379)

(12) Income Taxes

The Company records its interim income tax benefit or provision based on its estimated annual effective tax rate for the year. The benefit from (provision for) income taxes for the three months ended November 30, 2014 and 2013 was $(0.1) million and $0.2 million, and for the nine months ended November 30, 2014 and 2013, was $(0.1) million and $0.1 million. The provision for income taxes comprised primarily foreign and state income taxes.

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

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely. There is $1.4 million of undistributed earnings of the Company’s foreign subsidiaries as of November 30, 2014. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

As of November 30, 2014 and February 28, 2014, the total amount of gross unrecognized tax benefits was $8.3 million and $8.4 million, of which $0.6 million, if recognized, would affect the Company’s effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of gross interest and penalties accrued was $0.1 million as of November 30, 2014 and February 28, 2014, and was classified as other noncurrent liabilities in the consolidated balance sheets. The Company believes that it has adequately provided for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. The Company is not currently under examination or audit by any taxing authorities. For the three and nine months ended November 30, 2014, there has been no material change in the total amount or composition of the Company’s unrecognized tax benefits. The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The 2000 to 2014 tax years’ statutes of limitations generally remain open and are subject to U.S. federal and state tax examinations. The statutes of limitations in foreign jurisdictions range from four to seven years, and the open tax years subject to examination are from 2007 to 2014.

(13) Stock-based Compensation

Options and Awards Granted to Employees

The Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to service providers, including employees and directors, upon Board approval. As of November 30, 2014, there were 6,744,706 shares of common stock reserved for issuance under all stock plans.

Options may be granted for periods of up to 10 years; provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares of common stock on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying shares on the date of grant. Options generally vest 25% on the one-year anniversary of the option grant date, and then monthly for three additional years, and are exercisable for a period of 10 years after the date of grant. RSUs generally vest 25% on the first annual anniversary of the award grant date, and 25% each year thereafter on the annual anniversary of the award grant date for three additional years.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Expected term (in years)	6.04	6.08	6.07	5.94
Expected stock price volatility	50.07%	50.02%	50.07% - 50.96%	50.02% - 51.76%
Risk-free interest rate	1.80% - 1.82%	1.78%	1.80% - 1.94%	0.73% - 1.81%
Expected dividend yield	—	—	—	—

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

In July 2011, the Company awarded 749,464 stock options that were subject to certain financial performance requirements to be achieved by February 28, 2013, before vesting could occur. The vesting of these stock options was also dependent upon the employees’ continued employment after February 28, 2013. In March 2012, the Board of Directors approved a modification of the financial performance requirements. At the date of the modification, the Company determined that the achievement of the modified performance requirements was probable and, accordingly, the recording of compensation cost related to the modified awards commenced. Prior to this date, the Company had not recognized compensation expense associated with these grants because the Company believed that, based on the then-current and expected operational results, it was not probable that the associated financial performance requirements would be achieved. The modified financial performance requirements were achieved by February 28, 2013. The unrecognized compensation cost related to these options is $0.3 million as of November 30, 2014, and is being recognized over the remaining vesting term of three years from the measurement date of February 28, 2013.

        In July 2013, the Company awarded 125,250 restricted stock units that were subject to certain financial performance requirements to be achieved by February 28, 2014 before vesting could occur. The vesting of these stock awards is also dependent upon the employees’ continued employment after February 28, 2014. In May 2014, the Board of Directors approved a modification of these awards which resulted in an incremental compensation expense to be recognized over the remaining vesting period. For the three and nine months ended November 30, 2014, the compensation cost related to these awards is $0.1 million and $1.0 million. The unrecognized compensation cost related to these awards as of November 30, 2014 is $0.3 million, and is being recognized over the remaining vesting period of nine months.

For the nine months ended November 30, 2014 and fiscal 2014, the Company awarded 233,332 and 356,500 restricted stock units that are subject to certain financial performance requirements before vesting can occur, and the employees’ continued employment. The Company records compensation expense related to these awards based on the estimated probability of achievement of the financial performance requirements. The compensation cost related to the awards deemed probable of vesting amounting to $0.3 million and $0.9 million was recorded in the condensed consolidated statement of operations for the three and nine months ended November 30, 2014. The unrecognized compensation cost related to the awards is $1.2 million as of November 30, 2014, and is being recognized over the remaining vesting period ranging from nine months to two years and nine months.

Stock Options:

Stock option activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining term
Balance of options outstanding, February 28, 2014	2,241,784	$9.86	7.97 years
Options granted	376,366	14.90
Options exercised	(143,835)	3.89
Options canceled and forfeited	(195,949)	16.84

Balance of options outstanding, November 30, 2014	2,278,366	10.47	7.38 years

Balance of options expected to vest as of February 28, 2014	2,179,660	9.71	7.95 years
Balance of options exercisable as of February 28, 2014	841,902	6.38	7.29 years
Balance of options expected to vest as of November 30, 2014	2,197,617	10.32	7.34 years
Balance of options exercisable as of November 30, 2014	1,167,281	8.03	6.77 years

The weighted average grant date fair value per share of the employee stock options granted during the three months ended November 30, 2014 and 2013 was $6.13 and $19.40, and for the nine months ended November 30, 2014 and 2013 was $14.90 and $18.60.

The intrinsic values of employee stock options exercised during the three months ended November 30, 2014 and 2013 was $0.1 million and $2.4 million, and for the nine months ended November 30, 2014 and 2013 was $1.3 million and $11.2 million. The intrinsic values of vested shares as of November 30, 2014 and February 28, 2014 were $2.7 million and $18.0 million.

As of November 30, 2014, the number of unvested options was 1,111,085.

As of November 30, 2014, the Company had $6.7 million of unrecognized compensation cost excluding estimated forfeitures, related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.35 years.

Restricted Stock Units:

The RSU activity under the Company’s 2012 Plan for the years presented is as follows:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining term
Balance of awards outstanding, February 28, 2014	568,195	$19.83	2.11 years
Awards granted	1,548,284	11.58
Awards released	(159,757)	12.55
Awards canceled and forfeited	(65,184)	18.36

Balance of awards outstanding, November 30, 2014	1,891,538	$13.27	1.69 years

Balance of awards expected to vest, February 28, 2014	520,774	$19.83	2.11 years
Balance of awards expected to vest, November 30, 2014	1,665,013	$13.27	2.98 years

The weighted average grant date fair value per share of the RSUs granted during the three months ended November 30, 2014 and 2013 was $5.65 and $22.41, and for the nine months ended November 30, 2014 and 2013 was $11.58 and $20.87.

The intrinsic value of outstanding RSUs as of November 30, 2014 was $12.7 million.

Total compensation expense for these awards recorded in the condensed consolidated statement of operations for the three months ended November 30, 2014 and 2013 was $1.4 million and $0.3 million, and for the nine months ended November 30, 2014 and November 30, 2013 was $4.6 million and $0.7 million. As of November 30, 2014, none of the outstanding awards were vested.

As of November 30, 2014, the Company had $1.5 million of unrecognized compensation expense related to these RSUs, which is expected to be recognized over a weighted average period of 2.98 years.

Total share-based compensation:

Total compensation expense recorded for share-based awards for the three months ended November 30, 2014 and 2013 was $2.3 million and $1.4 million, and for the nine months ended November 30, 2014 and November 30, 2013 was $7.1 million and $4.0 million. No compensation cost was capitalized during the three and nine months ended November 30, 2014 and 2013.

The table below sets forth the functional classification of share-based compensation expense for the periods presented (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Cost of revenue	$649	$403	$2,075	$1,132
Research and development	206	133	581	349
Sales and marketing	887	559	2,614	1,466
General and administrative	572	351	1,858	1,062

	$2,314	$1,446	$7,128	$4,009

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net loss	$(9,066)	$(7,382)	$(25,734)	$(18,699)

Basic and diluted shares:	29,253	26,545	29,065	26,061

Net loss per share:
Basic and diluted	$(0.31)	$(0.28)	$(0.89)	$(0.72)

The following weighted average outstanding shares, options, restricted stock units and warrants were excluded from the computation of diluted net income per share in the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Options to purchase common stock	609	1,189	893	1,312
Restricted stock units	627	320	745	230

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of November 30, 2014 and February 28, 2014, are summarized as follows (in thousands):

	November 30, 2014				February 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$7,564	$—	$—	$7,564	$11,905	$—	$—	$11,905
Money market funds	5,908	—	—	5,908	19,221	—	—	19,221
Commercial paper	—	—	—	—	—	8,297	—	8,297
Short-term investments:
Commercial paper	—	650	—	650	—	10,491	—	10,491
Corporate debt securities	—	4,120	—	4,120	—	2,378	—	2,378
Agency bonds	—	—	—	—	—	1,505	—	1,505
Certificate of deposit	501	—	—	501	—	—	—	—
Other current assets:
Foreign currency forward contracts	—	—	—	—	—	60	—	60
Long-term investments:
Corporate debt securities	—	672	—	672	—	3,151	—	3,151
Asset-backed securities	—	198	—	198	—	250	—	250
Common trust funds	—	15	—	15	—	116	—	116
Insurance company contracts	—	15	—	15	—	16	—	16
U.S. government securities	—	—	—	—	5,008	—	—	5,008
Other noncurrent assets:
Certificate of deposit	16	—	—	16	16	—	—	16

Total assets	$13,989	$5,670	$—	$19,659	$36,150	$26,264	$—	$62,414

Liabilities:
Acquisition-related obligations:
Earn-out liability (see note 3)	—	—	6,800	6,800	—	—	—	—
Other current liabilities:
Foreign currency forward contracts	—	364	—	364	—	(163)	—	(163)

Total liabilities	$—	$364	$6,800	$7,164	$—	(163)	—	(163)

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

In the nine months ended November 30, 2014, the Company sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The contracts are classified as Level 2. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of contracts outstanding as of November 30, 2014 and February 28, 2014 (in USD thousands, except average contract rate):

	November 30, 2014			February 28, 2014
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
Foreign currency forward exchange contracts:
Euro	$65	1.3	$11	$7,401	1.4	$(256)
Malaysian Ringgit	(2,763)	3.3	(101)	(2,146)	3.2	(59)
British Pound	(5,769)	1.6	(274)	(4,317)	1.6	212

Total	$(8,467)		$(364)	$938		$(103)

The Company entered into the foreign exchange contracts with two counterparties. The Company has the right of offset for gains earned and losses incurred under contracts with the same counterparty, and therefore has recorded contracts with the same counterparty on a net basis in the balance sheet.

The Company does not use derivatives for speculative or trading purposes.

(16) Significant Customer Information

Customers accounting for 10% or more of revenue or accounts receivable were as follows:

	Three Months Ended November 30, 2014				Three Months Ended November 30, 2013				Nine Months Ended November 30, 2014				Nine Months Ended November 30, 2013
	Percentage of Total Revenue		Percentage of Accounts Receivable		Percentage of Total Revenue		Percentage of Accounts Receivable		Percentage of Total Revenue		Percentage of Accounts Receivable		Percentage of Total Revenue		Percentage of Accounts Receivable
Customer A		*	10%			*		*		*	10%			*		*
Customer B		*		*		*	16%			*		*		*	16%

*	Indicates less than 10%

Revenue by geographic region, based on the billing address of the customer, was as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Revenue by geographic region:
Americas	$15,770	$14,600	$45,895	$42,146
Europe	4,140	3,476	12,603	9,157
Asia	240	184	664	568

Total	$20,150	$18,260	$59,162	$51,871

Countries accounting for 10% or more of revenue were as follows:

	Three Months Ended November 30,			Nine Months Ended November 30,
	2014	2013		2014	2013
Revenue by country:
United States	76.5%	74.4%		74.3%	75.6%
United Kingdom	13.7		*	12.8		*

*	Indicates less than 10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 4, 2014, we acquired Serus Corporation (“Serus”), a leading provider of cloud-based manufacturing and supply chain visibility and intelligence solutions to semiconductor and other high tech companies headquartered in Santa Clara, CA, in a transaction valued at approximately $24.8 million in total consideration, including a contingent earnout consideration based upon the achievement of certain revenue-related financial performance milestones with an estimated fair value of $6.6 million as of the acquisition date. We acquired assets of $16.8 million, including $15.5 million of intangible assets, and assumed $5.2 million of liabilities. We recorded goodwill of approximately $13.2 million. The key factor attributable to the creation of goodwill by the transaction is that, by combining Serus’ robust technology with the E2open Business Network, the company extends its dominance in the high tech supply chain with the addition of technology for design for manufacturing, contracts and compliance, as well as early stage visibility in the semiconductor and technology-driven discrete manufacturing industries. As of the date of acquisition, the identifiable intangible assets comprised developed technology of approximately $7.7 million and a customer relationship intangible of approximately $7.8 million. We intend to make additional investments outside of the United States in order to expand our geographic reach.

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

As of November 30, 2014, we had 345 customers, of which 129 are what we refer to as Enterprise Customers who purchase both on-demand software solutions and network connectivity solutions. The remaining 216 customers purchase our network connectivity solutions directly. For the nine months ended November 30, 2014, Enterprise Customers represented 99.5% of total revenue. Our customers represent a wide range of industries and include many of the Fortune 500, among them seven out of the top ten supply chains in the world according to Gartner. The E2open Business Network is a community comprising our customers, over 41,000 unique registered trading partners and over 140,000 unique registered users.

We are headquartered in Foster City, California. We continue to expand our operations internationally. We currently generate a portion of our revenue outside the United States, including through our offices in the United Kingdom, Germany, China, France, Finland, India, Malaysia and Taiwan. For the three months ended November 30, 2014 and 2013, the percentage of our revenue generated outside of the United States was 23.5% and 25.6%. For the nine months ended November 30, 2014 and 2013, the percentage of our revenue generated outside of the United States was 25.7% and 24.4%. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to increase as we invest in and enter new and emerging markets. In fiscal 2014, we acquired ICON, and continued to hire sales personnel in the United States, Europe and China. In fiscal 2015, we acquired Serus, with operations in the United States and India. Our financial objective is to create sustainable revenue, earnings and cash flow growth over the long term. Consistent with this objective, we intend to continue to invest in the development of our solutions and network. We expect to continue the aggressive expansion of our field sales organization and alliances to market our solutions both in the United States and internationally. We intend to continue making focused investments to upgrade our network infrastructure in order to improve our ability to profitably scale the business. We intend to further enable partners to deploy E2open solutions. This will allow E2open to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company and may mitigate potential constraints on company growth caused by challenges in scaling our own professional services organization. We may also evaluate acquisitions to further augment our strategies and objectives and will base our evaluation on a number of factors which may include strategic fit, stage of company, price, geography and industry.

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

The number of unique registered trading partners in the E2open Business Network increased from 38,548 as of February 28, 2014 to 41,130 as of November 30, 2014. While growth in the number of unique registered trading partners is an important indicator of expected revenue growth, it also informs our management of areas of our business that will require further investment to support such growth.

Number of Unique Registered Users. We define the number of unique registered users as individuals within our customers’ organizations and their trading partners who are currently authorized to use and access our software applications as of a balance sheet date. We view unique registered users as a key indicator of growth and whether we are providing our customers with useful tools and applications, thereby increasing user engagement. Growth in unique registered users will be driven by our business expansion, growth in the number of unique registered trading partners and improvements to features and products available to our customers. The number of unique registered users increased from 125,960 as of February 28, 2014 to 140,041 as of November 30, 2014.

Key Financial Performance Measures

We monitor the key financial performance measures set forth below as well as cash and cash equivalents and available debt capacity, which are discussed in “— Liquidity and Capital Resources,” to help us evaluate trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational effectiveness and efficiencies. These key financial performance measures include certain non-GAAP metrics, including Adjusted EBITDA and Free Cash Flow, as defined below. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
	(In thousands)
Revenue	$20,150	$18,260	$59,162	$51,871
Gross profit	$12,020	$10,774	$35,467	$30,611
Gross margin	59.7%	59.0%	59.9%	59.0%
Net loss	$(9,066)	$(7,382)	$(25,734)	$(18,699)
Adjusted EBITDA (1)	$(3,348)	$(3,335)	$(9,618)	$(9,243)
Operating cash flow	$(9,223)	$(8,023)	$(18,372)	$(15,406)
Free cash flow (2)	$(9,038)	$(7,588)	$(17,975)	$(14,862)

(1)	We define Adjusted EBITDA as net income (loss) adjusted for interest and other income (expense), net, benefit from (provision for) income taxes, depreciation and amortization, stock-based compensation expense, accelerated revenue from a contract amendment and deferred revenue purchase accounting adjustments, and acquisition-related expenses. See “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with US generally accepted accounting principles (“GAAP”).
(2)	Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures, adjusted for payment of acquisition-related expenses. See “Free Cash Flow” below for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Our total gross profit and gross margin for the three months ended November 30, 2014 was $12.0 million, or 59.7% compared to $10.8 million, or 59.0% for the three months ended November 30, 2013, and our gross profit and gross margin for the nine months ended November 30, 2014 was $35.5 million, or 59.9% compared to $30.6 million, or 59.0% for the nine months ended November 30, 2013.

Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) adjusted for interest and other income (expense), net, benefit from (provision for) income taxes, depreciation and amortization, stock-based compensation expense, accelerated revenue from a contract amendment and deferred revenue purchase accounting adjustments, and acquisition-related expenses. Management believes that the use of Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period to period comparisons of operations, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their reported GAAP results.

Management believes that it is useful to exclude certain non-cash charges, such as depreciation and amortization and stock-based compensation, and non-core operational charges, such as interest and other income (expense), net, accelerated revenue from a contract amendment and deferred revenue purchase accounting adjustments, and acquisition-related expenses from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing of new stock-based awards, acquisitions or restructurings, as the case may be.

For the three months ended November 30, 2014, Adjusted EBITDA was $(3.3) million compared to $(3.3) million for the three months ended November 30, 2013 and for the nine months ended November 30, 2014, Adjusted EBITDA was $(9.6) million compared to $(9.2) million for the nine months ended November 30, 2013. The Adjusted EBITDA for these periods reflect our continued investment in research and development and sales and marketing, fluctuations in revenue, and executing our strategy to grow an independent sales channel and deployment service capabilities through partner enablement.

The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Adjusted EBITDA
Net loss	$(9,066)	$(7,382)	$(25,734)	$(18,699)
Interest and other expense, net	576	461	564	379
Provision for income taxes	65	(209)	142	(135)
Depreciation and amortization	2,086	1,329	5,329	2,312
Stock-based compensation	2,314	1,446	7,128	4,009
Accelerated revenue from contract amendment	497	502	1,513	1,518
Deferred revenue purchase accounting adjustments	136	178	480	242
Acquisition-related expenses	44	340	960	1,131

Adjusted EBITDA	$(3,348)	$(3,335)	$(9,618)	$(9,243)

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

Our free cash flow was $(9.0) million for the three months ended November 30, 2014, compared to $(7.6) million for the three months ended November 30, 2013, and our free cash flow was $(18.0) million for the nine months ended November 30, 2014, compared to $(14.9) million for the nine months ended November 30, 2013. The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for each of the periods indicated:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Free Cash Flow
Net cash provided by (used in) operating activities	$(9,223)	$(8,023)	$(18,372)	$(15,406)
Capital expenditures	(202)	(68)	(391)	(165)
Payment of acquisition-related expenses	387	503	788	709

Free cash flow	$(9,038)	$(7,588)	$(17,975)	$(14,862)

We have historically made significant investments in product development and in selling and marketing our solutions, resulting in net use of cash in operating activities since inception. We expect negative free cash flow for fiscal 2015 as we continue to invest in the development and implementation of new solutions and software applications, expand our sales and marketing resources in order to further penetrate our market both in the United States and internationally, and invest in growing our indirect sales channel and deployment service capabilities.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
	(In thousands)
Revenue by type:
Subscriptions and support	$16,650	$14,400	$49,689	$40,125
Professional services and other	3,500	3,860	9,473	11,746

Total	$20,150	$18,260	$59,162	$51,871

Percentage of revenue by type:
Subscriptions and support	82.6%	78.9%	84.0%	77.4%
Professional services and other	17.4	21.1	16.0	22.6

Total	100.0%	100.0%	100.0%	100.0%

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

Results of Operations

Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Revenue
Subscriptions and support	$16,650	$14,400	$2,250	15.6%	$49,689	$40,125	$9,564	23.8%
Professional services	3,500	3,860	(360)	(9.3)	9,473	11,746	(2,273)	(19.4)

Total revenue	20,150	18,260	1,890	10.4	59,162	51,871	7,291	14.1

Cost of revenue
Subscriptions and support	3,383	2,769	614	22.2	9,893	7,942	1,951	24.6
Professional services	4,012	4,309	(297)	(6.9)	11,995	12,852	(857)	(6.7)
Amortization of acquired intangibles	735	408	327	80.1	1,807	466	1,341	287.8

Total cost of revenue	8,130	7,486	644	8.6	23,695	21,260	2,435	11.5

Gross profit (loss)
Subscriptions and support	12,532	11,223	1,309	11.7	37,989	31,717	6,272	19.8
Professional services	(512)	(449)	(63)	(14.0)	(2,522)	(1,106)	(1,416)	128.0

Total gross profit	$12,020	$10,774	$1,246	11.6%	$35,467	$30,611	$4,856	15.9%

Gross margin (1)
Subscriptions and Support	75.3%	77.9%		(2.6)%	76.5%	79.0%		(2.5)%
Professional Services	(14.6)	(11.6)		(3.0)	(26.6)	(9.4)		(17.2)

Total gross margin	59.7%	59.0%		0.7%	59.9%	59.0%		0.9%

(1)	The table presents gross margin as a percentage of each component of revenue. Amortization of acquired intangibles is a component of cost of subscriptions and support revenue.

The table below sets forth the functional classification of stock-based compensation expense included in cost of revenue for the periods presented:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Subscriptions and support	$114	$77	$37	48.1%	$375	$222	$153	68.9%
Professional services	535	326	209	64.1	1,700	910	790	86.8

Total cost of revenue	$649	$403	$246	61.0%	$2,075	$1,132	$943	83.3%

Revenue

The total number of our Enterprise Customers was 104 as of November 30, 2013 and grew 24.0% to 129 as of November 30, 2014. We continue to increase our investment in sales and marketing, leverage our customer network and expand further to adjacent verticals to add new customers and create new markets for our products both domestically and abroad. We continue to develop new products and services to introduce to both our existing and new customers, and sell additional solutions and services to our existing customers. Typically, we sell additional solutions and services to our existing customers when they experience returns on investment from the use of our solutions in one business process or business unit, and they choose to purchase more solutions for additional business processes or business units.

We also evaluate acquisitions to further augment our strategies and objectives. In July 2013, we acquired ICON, a market leader in supply chain planning and analytics. We expanded our market opportunity and solution portfolio to our product roadmap, and extended our position as a leader in the collaborative planning and execution space. In June 2014, we acquired Serus, a market leader in extended supply chain management for high tech companies. By combining Serus’ robust technology with the E2open Business Network, we extended our leadership in the high tech industry supply chains with the addition of technology for design for manufacturing, contracts and compliance, as well as visibility in the semiconductor and technology-driven discrete manufacturing industries.

Total revenue for the three months ended November 30, 2014 was $20.2 million. Subscriptions and support revenue and professional services and other revenue were 82.6% and 17.4% of total revenue. Total revenue for the three months ended November 30, 2014 increased $1.9 million, or 10.4%, compared to the three months ended November 30, 2013.

Subscriptions and support revenue for the three months ended November 30, 2014 increased 15.6% to $16.7 million compared to $14.4 million for the three months ended November 30, 2013. Subscriptions and support revenue increased $1.5 million from new customers and $0.8 million from existing customers. Revenue for the three months ended November 30, 2014 included $0.9 million of subscriptions and support revenue attributable to the acquisition of Serus.

Professional services revenue for the three months ended November 30, 2014 decreased 9.3% to $3.5 million compared to $3.9 million for the three months ended November 30, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions. Professional services revenue increased $1.3 million from new customers. Professional services revenue from existing customers decreased $1.7 million due primarily to the timing of deployments, and difference in the timing of revenue recognition. Revenue for the three months ended November 30, 2014 included $0.3 million of professional services revenue attributable to the acquisition of Serus.

For the three months ended November 30, 2014 and 2013, no single customer accounted for more than 10% of revenue. For the three months ended November 30, 2014, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue. For the three months ended November 30, 2013, revenue attributable to customers headquartered in the United States accounted for more than 10% of total revenue.

Total revenue for the nine months ended November 30, 2014 was $59.2 million. Subscriptions and support revenue and professional services and other revenue were 84.0% and 16.0% of total revenue. Total revenue for the nine months ended November 30, 2014 increased $7.3 million, or 14.1%, compared to the nine months ended November 30, 2013.

Subscriptions and support revenue for the nine months ended November 30, 2014 increased 23.8% to $49.7 million compared to $40.1 million for the nine months ended November 30, 2013. Subscriptions and support revenue increased $2.7 million from new customers and $6.9 million from existing customers. Revenue for the nine months ended November 30, 2014 included $1.7 million of subscriptions and support revenue attributable to the acquisition of Serus.

Professional services revenue for the nine months ended November 30, 2014 decreased 19.4% to $9.5 million compared to $11.7 million for the nine months ended November 30, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions. Professional services revenue increased $2.5 million from new customers. Professional services revenue from existing customers decreased $4.7 million due primarily to the timing of deployments, and difference in the timing of revenue recognition. Revenue for the nine months ended November 30, 2014 included $0.6 million of professional services revenue attributable to the acquisition of Serus.

For the nine months ended November 30, 2014 and 2013, no single customer accounted for more than 10% of revenue. For the nine months ended November 30, 2014, revenue attributable to customers headquartered in the United Kingdom and the United States each accounted for more than 10% of total revenue. For the nine months ended November 30, 2013, revenue attributable to customers headquartered in the United States accounted for more than 10% of total revenue.

Cost of Revenue

Total cost of revenue fluctuates from period to period depending on the growth of our professional services business and any associated increased costs relating to the delivery of our on-demand software solutions and professional services, as well as the timing of significant expenditures.

Total cost of revenue increased $0.6 million, or 8.6%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. The increase in cost of revenue for the three months ended November 30, 2014 was attributable to a $0.3 million increase in amortization of intangible assets, $0.2 million increase in software license fees and depreciation of assets used to deliver our cloud-based solutions, $0.5 million increase in personnel-related costs due to increased headcount, offset by $0.4 million decrease in outside professional service fees.

Total cost of subscriptions and support revenue increased $0.6 million, or 22.2% for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. The increase in cost of subscriptions and support revenue for the three months ended November 30, 2014 was attributable to additional usage of our solutions by new and existing customers, and included increases of $0.8 million in personnel-related costs due to increased headcount, $0.2 million in software license fees and depreciation of assets used to deliver our cloud-based solutions, offset by $0.4 million decrease in outside professional service fees.

Total cost of professional services and other revenue decreased $0.3 million, or 6.9% for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions.

Total cost of revenue increased $2.4 million, or 11.5%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. The increase in cost of revenue for the nine months ended November 30, 2014 was attributable to a $1.3 million increase in amortization of intangible assets, $0.6 million increase in software license fees and depreciation of assets used to deliver our cloud-based solutions, $0.7 million increase in outside professional service fees, offset by $0.2 million decrease in personnel-related costs.

Total cost of subscriptions and support revenue increased $2.0 million, or 24.6% for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. The increase in cost of revenue for the nine months ended November 30, 2014 was attributable to additional usage of our solutions by new and existing customers, and included increases of $0.6 million in software license fees and depreciation of assets used to deliver our cloud-based solutions, $1.5 million in personnel-related costs due to increased headcount, offset by $0.1 million decrease in outside professional service fees.

Total cost of professional services and other revenue decreased $0.9 million, or 6.7% for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013 consistent with our strategy to maintain focus as a cloud-based software products company and enabling partners to deploy E2open solutions.

Gross Profit and Gross Margin

Gross profit and gross margin are impacted by the timing of when we record our revenue and costs related to arrangements with customers. We recognize revenue on certain arrangements over the contract term or upon completion of work performed, whereas we recognize costs as incurred. As such, this may cause our gross margins to fluctuate between periods.

Total gross profit increased $1.2 million, or 11.6%, from $10.8 million to $12.0 million. Total gross margin increased from 59.0% to 59.7%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. Gross margin on subscriptions and support revenue and professional services and other revenue was 75.3% and (14.6)% for the three months ended November 30, 2014 compared to 77.9% and (11.6)% for the three months ended November 30, 2013. The decrease in gross profit and gross margin on professional services and other revenue reflects the impact of our strategy to invest in the enablement of partners to deploy our solutions. This strategy allows us to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company.

Total gross profit increased $4.9 million, or 15.9%, from $30.6 million to $35.5 million, and total gross margin increased from 59.0% to 59.9%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. Gross margin on subscriptions and support revenue and professional services and other revenue was 76.5% and (26.6)% for the nine months ended November 30, 2014 compared to 79.0% and (9.4)% for the nine months ended November 30, 2013. The decrease in gross profit and gross margin on professional services and other revenue reflects the impact of our strategy to invest in the enablement of partners to deploy our solutions. This strategy allows us to grow deployment service capabilities for customers while maintaining focus as a cloud-based software products company.

Operating Expenses

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Operating expenses
Research and development	$5,451	$5,099	$352	6.9%	$16,110	$13,705	$2,405	17.5%
Sales and marketing	11,204	9,683	1,521	15.7	32,109	26,334	5,775	21.9
General and administrative	3,061	2,413	648	26.9	9,665	7,502	2,163	28.8
Acquisition-related expenses	44	340	(296)	(87.1)	960	1,131	(171)	(15.1)
Amortization of acquired intangibles	685	369	316	85.6	1,651	394	1,257	319.0

Total operating expenses	$20,445	$17,904	$2,541	14.2%	$60,495	$49,066	$11,429	23.3%

The table below sets forth the functional classification of stock-based compensation expense included in operating expenses for the periods presented:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Research and development	$206	$133	$73	54.9%	$581	$349	$232	66.5%
Sales and marketing	887	559	328	58.7	2,614	1,466	1,148	78.3
General and administrative	572	351	221	63.0	1,858	1,062	796	75.0

	$1,665	$1,043	$622	59.6%	$5,053	$2,877	$2,176	75.6%

Research and Development

Research and development expense increased $0.4 million, or 6.9%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. The increase was attributable to an increase of $0.4 million in employee-related costs as we invest in developing our cloud-based software solutions, and integrating acquired developed technology into our product offerings. As a percentage of revenue, research and development expense was 27.1% for the three months ended November 30, 2014 and 27.9% for the three months ended November 30, 2013.

Research and development expense increased $2.4 million, or 17.5%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. The increase was attributable to an increase of $2.4 million in employee-related costs as we invest in developing our cloud-based software solutions, and integrating acquired developed technology into our product offerings. As a percentage of revenue, research and development expense was 27.2% for the nine months ended November 30, 2014 and 26.4% for the nine months ended November 30, 2013.

Sales and Marketing

Sales and marketing expense increased $1.5 million, or 15.7%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. The increase was attributable primarily to a $1.3 million increase in personnel-related costs and $0.2 million increase in marketing expenses. Our sales and marketing expense is expected to increase as we continue to invest in selling our solutions, enabling partners to sell and deploy our solutions, and expanding our presence globally. As a percentage of revenue, sales and marketing expense was 55.6% and 53.0% for the three months ended November 30, 2014 and 2013.

Sales and marketing expense increased $5.8 million, or 21.9%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. The increase was attributable primarily to a $7.8 million increase in personnel-related costs. This is offset by a $1.3 million reduction in expenses related to outside services and contractors, as the Company invested in building internal talent to support our growth. Our sales and marketing expense is expected to increase as we continue to invest in selling our solutions, enabling partners to sell and deploy our solutions, and expanding our presence globally. As a percentage of revenue, sales and marketing expense was 54.3% and 50.8% for the nine months ended November 30, 2014 and 2013.

General and Administrative

General and administrative expense increased $0.6 million, or 26.9%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. The increase was attributable primarily to a $0.6 million increase in personnel expenses. As a percentage of revenue, general and administrative expense was 15.2% for the three months ended November 30, 2014 and 13.2% for the three months ended November 30, 2013.

General and administrative expense increased $2.2 million, or 28.8%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. The increase was attributable primarily to a $1.7 million increase in personnel expenses, including full-time equivalent contractors as we grow the business globally, $0.1 million increase in legal and accounting fees, and $0.3 million increase in facility and administrative expenses. As a percentage of revenue, general and administrative expense was 16.3% for the nine months ended November 30, 2014 and 14.5% for the nine months ended November 30, 2013.

Acquisition-related Expenses

Acquisition-related expenses decreased $0.3 million, or 87.1%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. Acquisition-related expenses for the three months ended November 30, 2014 are attributable to the Serus acquisition in June 2014, whereas the acquisition-related expenses for the three months ended November 30, 2013 are attributable to the ICON acquisition in July 2013. These expenses comprised third-party accounting and legal service fees, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisitions, and changes in fair value of the Serus earn-out liability. As a percentage of revenue, acquisition-related expense was 0.2% for the three months ended November 30, 2014 and 1.9% for the three months ended November 30, 2013.

Acquisition-related expense decreased $0.2 million, or 15.1%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. Acquisition-related expenses for the nine months ended November 30, 2014 are attributable primarily to the Serus acquisition in June 2014, whereas the acquisition-related expenses for the nine months ended November 30, 2013 are attributable to the ICON acquisition in July 2013. These expenses comprised third-party accounting and legal service fees, personnel-related expenses, travel expenses and other expenses incurred solely to prepare for and execute the acquisitions, and changes in fair value of the Serus earn-out liability. As a percentage of revenue, acquisition-related expenses were 1.6% for the nine months ended November 30, 2014 and 2.2% for the nine months ended November 30, 2013.

Amortization of Acquired Intangibles

Amortization of customer relationship intangible assets increased $0.3 million, or 85.6%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013, and is recorded as part of operating expenses. This increase is attributable primarily to $0.4 million of amortization of acquired intangible assets from Serus.

Amortization of customer relationship intangible assets increased $1.3 million, or 319.0%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013, and is recorded as part of operating expenses. This increase is attributable primarily to $0.8 million of amortization of acquired intangible assets from Serus, and a $0.6 million increase in amortization of acquired intangible assets from ICON. In the third quarter of fiscal 2014, we revised our initial estimates of acquired ICON intangible assets’ useful lives ranging from 10 to 15 years, to 5 years. As a percentage of revenue, amortization of acquired customer relationship intangible assets was 2.8% for the nine months ended November 30, 2014, and 0.8% for the nine months ended November 30, 2013.

Interest and Other Expense, Net

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Interest income	$34	$4	$30	750.0%	$100	$85	$15	17.6%
Interest expense	(116)	(77)	(39)	50.6	(293)	(145)	(148)	102.1
Other expense, net	(494)	(388)	(106)	27.3	(371)	(319)	(52)	16.3

	$(576)	$(461)	$(115)	24.9%	$(564)	$(379)	$(185)	48.8%

Interest and other expense, net increased due primarily to foreign exchange net losses and interest expense from financing of capital expenditures through capital leases and notes.

Provision for Income Taxes

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands)				(In thousands)
Total provision for income taxes	$(65)	$209	$(274)	(131.1)%	$(142)	$135	$(277)	(205.2)%

The provision for income taxes for the three and nine months ended November 30, 2014 and 2013 reflects net tax activity for the quarter and represents primarily foreign and state income taxes.

Liquidity and Capital Resources

	Nine Months Ended November 30,
	2014	2013
	(In thousands)
Cash and cash equivalents at the end of the period	$18,900	$12,381
Net cash used in operating activities	(18,372)	(15,406)
Net cash provided by (used in) investing activities	(1,716)	15,190
Net cash used in financing activities	(3,675)	(7,683)

As of November 30, 2014, we had total cash, cash equivalents, and short-term and long-term investments of $25.1 million, including $5.3 million of short-term investments and $0.9 million of long-term investments in available-for-sale securities. As of November 30, 2014, $1.2 million of our cash, cash equivalents and short-term and long-term investments were held by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

Operating Cash Flow

Our cash flow from operating activities is significantly influenced by the amount and timing of customer payments and the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business. Net cash used in operating activities has historically resulted from losses from operations and changes in working capital.

Net cash used in operating activities was $18.4 million for the nine months ended November 30, 2014. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $(25.7) million net loss adjusted by non-cash stock-based compensation of $7.1 million, depreciation and amortization of $5.3 million, and deferred tax and other non-cash charges of $0.8 million. Additionally, there was $(6.0) million net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $12.5 million as a consequence of the recognition of revenue for the nine months ended November 30, 2014 associated with cash collected in previous periods, offset by the acquisition of deferred revenue balance from Serus. This was offset by a decrease in accounts receivable of $4.7 million due to the timing of collections from customers and a decrease in prepaid expenses and other current assets of $1.4 million due to decrease in other acquisition-related receivables.

Net cash used in operating activities was $15.4 million for the nine months ended November 30, 2013. The timing of our billings and collections relating to our sales and the timing of the payment of our liabilities have a significant impact on our cash flows. The use of cash in operating activities reflects our $(18.7) million net loss adjusted by non-cash stock-based compensation of $4.0 million, and depreciation and amortization of $2.3 million. Additionally, we used $2.9 million from the net change in our operating assets and liabilities. The net change in our operating assets and liabilities resulted primarily from a decrease in deferred revenue of $6.4 million as a consequence of the recognition of revenue for the nine months ended November 30, 2013 associated with cash collected in previous periods, an increase in prepaid expenses of $0.6 million, offset by an increase in accounts payable of $3.1 million due to the timing of payments to our suppliers, and a decrease of $0.5 million in accounts receivable due to the timing of collections from customers.

Investing Cash Flow

Historically, our primary investing activities have consisted of capital expenditures associated with expanding our cloud-based, on-demand software solutions infrastructure and growing our workforce. We invested a portion of the proceeds from our initial public offering in available-for-sale securities.

Net cash used in investing activities for the nine months ended November 30, 2014 was $1.7 million, which comprised primarily a $16.3 million net payment for the acquisition of Serus and settlement of ICON-related acquisition obligations, a $1.4 million deposit to an escrow account related to the ICON acquisition, and $0.4 million of capital expenditures, offset by $16.4 million of sales (net of purchases) of investments in available-for-sale securities.

Net cash provided by investing activities for the nine months ended November 30, 2013 was $15.2 million, which comprised primarily $37.2 million in net proceeds from the sale and maturities of investments in available-for-sale securities, offset by $10.5 million used in purchase of investments in available-for-sale securities and $11.5 million net payment for acquisition of ICON.

Financing Cash Flow

Net cash used in financing activities for the nine months ended November 30, 2014 was $3.7 million, which comprised primarily $3.1 million of net payments on our notes payable and capital lease obligations, $0.5 million of payments of stock offering costs and $0.1 million payment of debt assumed from Serus.

Net cash used in financing activities for the nine months ended November 30, 2013 was $7.7 million, which comprised $7.1 million payments of debt assumed from ICON, net payments of $1.5 million on our notes payable and capital lease obligations and $0.8 million of net payments under our credit facility, offset by $1.8 million in proceeds received from the exercise of stock options.

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

In connection with any future acquisitions, we may require additional funding which may be provided in the form of additional debt, equity or equity-linked financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or at all. In June 2014, we acquired Serus. Under the terms of the purchase agreement, the Serus stockholders received approximately $12.4 million in cash consideration, $4.0 million in shares of common stock of E2open, valued based on the average closing price per share for the ten trading days prior to signing of the agreement, and the right to receive $1.9 million in cash on the anniversary of the closing of the Serus acquisition, and up to $6.6 million in cash contingent upon the achievement of certain revenue-related financial performance milestones.

Our Indebtedness

On October 7, 2013, we entered into an agreement with a bank for a revolving loan facility with a borrowing capacity of up to $20 million. As of and for the nine months ended November 30, 2014, we did not draw on this loan facility. Funds available are subject to a borrowing formula which is secured by our accounts receivable and contracted backlog. As of January 5, 2015, the available borrowing capacity is $19.5 million. The revolving loan facility bears interest at a per annum rate ranging from the Wall Street Journal “prime rate” minus 0.25% to the Wall Street Journal prime rate plus 0.25%, with a floor for the prime rate of 3.25%. The revolving loan facility is our general obligation secured by our tangible and intangible assets, as well as a negative pledge whereby we agree not to give any creditor a security interest on our intellectual property.

Our wholly-owned subsidiary in Germany maintains a bank overdraft facility with a local bank used primarily to fund working capital. The amount available under the bank overdraft facilities was approximately $0.7 million (€0.5 million). For the nine months ended November 30, 2014, we borrowed and repaid $4.2 million from these overdraft facilities. As of November 30, 2014, we do not have any outstanding balance under this bank overdraft facility.

Contractual Obligations, Commitments and Contingencies

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our credit facilities discussed above, consist of obligations under capital leases for equipment and furniture and operating leases for computer equipment and office space. The following table summarizes our outstanding contractual obligations:

	As of November 30, 2014
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Notes payable (1)	$3,779	$2,200	$1,579	$—
Capital lease obligations (1)	2,693	1,742	951	—
Operating lease obligations (2)	10,044	2,696	4,754	2,594
Acquisition-related obligations (3,4)	9,960	9,960	—	—
Tax contingencies (5)	—	—	—	—

Total contractual obligations	$26,476	$16,598	$7,284	$2,594

(1)	In fiscal 2014 and the nine months ended November 30, 2014, we financed the purchase of certain software licenses and related support and maintenance, and payments of insurance premiums with notes payable and capital leases. The term of the notes and capital leases range from nine months to three years, and bear interest ranging from 0% to 13.13%.
(2)	We lease our primary office space under noncancelable operating leases with various expiration dates through 2019.
(3)	In accordance with the share purchase agreement for the acquisition of ICON, we were contractually obligated to place in escrow approximately $5.4 million (€4 million) payable to ICON’s former shareholders. In June 2014, we deposited $5.4 million to the escrow account, $4.0 million of which has been released to ICON’s former shareholders in September 2014. As of November 30, 2014, we recorded restricted cash included in prepaid expenses and other current assets on the balance sheet of $1.4 million for the escrow balance and a corresponding payable to ICON shareholders.
(4)	In June 2014, we acquired Serus Corporation. The purchase consideration includes a contingent payment earnout of up to $7.5 million based upon the achievement of certain revenue-related financial performance milestones. The fair value of this contingent payment earnout was $6.8 million as of November 30, 2014. Additionally, we held back $1.9 million of the purchase price as partial security for indemnification obligation.
(5)	As of November 30, 2014, we had gross unrecognized tax benefits of $8.3 million and an additional $0.1 million of gross interest and penalties classified as other noncurrent liabilities in our consolidated balance sheets. As of the date of this report, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of settlement for potential tax audit outcomes. As a result, such amounts are not included in the above contractual obligations table.

Related Party Transactions

One of our directors, Patrick J. O’Malley, III, is the Chief Financial Officer of Seagate Technology Public Limited Company (“Seagate PLC”). Seagate LLC, a wholly owned subsidiary of Seagate PLC, is one of our customers and we earned revenue of $0.7 million and $0.9 million for the three months ended November 30, 2014 and 2013, and $2.1 million and $2.5 million for the nine months ended November 30, 2014 and 2013. The Company received payments from Seagate of $2.5 million and $1.6 million for the three months ended November 30, 2014 and 2013, and $2.5 million and $2.8 million for the nine months ended November 30, 2014 and 2013. The Company has outstanding receivables from Seagate of $0.1 million and $0.1 million as of November 30, 2014 and February 28, 2014.

Off-Balance Sheet Arrangements

During the nine months ended November 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.

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

Interest Rate Risk

We had $18.9 million cash and cash equivalents, $5.3 million short-term investments in available-for-sale securities, and $0.9 million long-term investments in available-for-sale securities.

Our cash and cash equivalents and investments consist of cash, money market funds and fixed income investments. Our fixed income portfolio is invested primarily in corporate bonds and commercial paper. We use a professional investment management firm to manage a large portion of our invested cash. Because the majority of our portfolio consists of cash and cash equivalents, which have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. However, our fixed income investments carry a degree of interest rate risk. Fixed income investments may have their fair market value adversely impacted by a rise in interest rates. We believe a hypothetical 10% increase in interest rates as of November 30, 2014 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the exchange rates for the Euro, the Malaysian Ringgit and the British Pound. For the nine months ended November 30, 2014 and the year ended February 28, 2014, we sought to hedge the risks associated with exchange rate fluctuations through entry into forward exchange contracts. The tables below present the notional amounts (at the contract exchange rates), the weighted-average contractual foreign currency exchange rates, and the estimated fair value of our contracts outstanding as of November 30, 2014 and February 28, 2014.

	As of November 30, 2014			As of February 28, 2014
	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value	Notional Sell (Buy)	Average Contract Rate	Estimated Fair Value
	(Dollars in thousands except average contract rates)
Foreign currency forward exchange contracts:
Euro	$65	1.3	$11	$7,401	1.4	$(256)
Malaysian Ringgit	(2,763)	3.3	(101)	(2,146)	3.2	(59)
British Pound	(5,769)	1.6	(274)	(4,317)	1.6	212

Total	$(8,467)		$(364)	$938		$(103)

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

	As of November 30, 2014
Foreign Forward Exchange Contracts	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount Sell (Buy)	Value of Contracts Given X% Depreciation of Foreign Currency
	10%	5%		-5%	-10%
	(In thousands)
Euro	$59	$62	$65	$68	$72
Malaysian Ringgit	(2,487)	(2,625)	(2,763)	(2,901)	(3,039)
British Pound	(5,192)	(5,481)	(5,769)	(6,057)	(6,346)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended November 30, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We began our operations in 2000. Throughout most of our history, we have experienced net losses and negative cash flows from operations. As of November 30, 2014 and February 28, 2014, we had an accumulated deficit of $392.0 million and $366.3 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We cannot assure you that we will be able to achieve or maintain profitability. You should not consider recent revenue growth as indicative of our future performance.

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

We derive a significant percentage of our revenue from a relatively small number of customers, and the loss of any one or more of those customers for any reason, including without limitation, early termination of our contract with them could decrease our revenue and harm our current and future results of operations. For the nine months ended November 30, 2014, our top ten customers accounted for 47.8% of our total revenue. Although our largest customers may vary from period to period, we anticipate that we will continue to depend on revenue from a relatively small number of customers.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be adversely affected. We have experienced a period of rapid growth in our headcount and operations. For the nine months ended November 30, 2014, our employee headcount grew from 444 to 501. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things, the following:

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

We may experience service failures or interruptions due to defects in the software, infrastructure, third-party components or processes that support our existing or new solutions, any of which could adversely affect our business.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the nine months ended November 30, 2014, we spent $16.1 million on research and development expenses. High levels of expenditures for research and development could adversely affect our results of operations if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will receive significant revenue as a result of these investments.

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

Our revenue from subscriptions to our software and software-related support services accounted for approximately 84.0% of our total revenue for the nine months ended November 30, 2014. Revenue from our subscriptions is recognized over the contractual term of the license, which is typically three to five years, and is generally recurring in nature. Sales of new or recurring subscriptions and software-related support service contracts and renewals after expiration of the initial term may decline or fluctuate as a result of a number of factors, including end customers’ level of satisfaction with our software solutions, the prices of our software solutions, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. A software industry-wide movement towards shorter contractual license terms led by other SaaS providers, which competitive pressures may compel us to follow, could lead to increased volatility and diminished visibility into future recurring revenue. If our sales of new or recurring subscriptions and software related support service contracts decline, our revenue and revenue growth may decline, and our business will suffer.

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

We have limited experience operating in foreign jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Customers in countries outside of the United States accounted for 25.7% and 24.4% of our total revenue for the nine months ended November 30, 2014 and 2013. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to new risks that, generally, we have not faced in the United States, including:

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

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

As of November 30, 2014, our executive officers and directors, and entities that are affiliated with them, beneficially owned (as determined in accordance with the rules of the SEC) an aggregate of 18.6% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Date: January 8, 2015	E2OPEN, INC.

	By:	/s/ Mark E. Woodward
Mark E. Woodward
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 8, 2015	By:	/s/ Peter J. Maloney
Peter J. Maloney
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*†	Separation Agreement and Release entered into between E2open, Inc. and David Packer on September 10, 2014.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1* (1)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended.