Form 10-K/A
period 2014-02-28
E2open Inc
filed 2015-03-12
CIK 1540400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

4100 East Third Avenue, Suite 400, Foster City, California 94404

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement was filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE

E2open, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended February 28, 2014, which was originally filed on May 5, 2014 (the “Original Filing”) to amend: (i) Item 9A of Part II, “Controls and Procedures” to provide management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K; (ii) our conclusions regarding the effectiveness of our disclosure controls and procedures solely as a result of (a) our failure to file our management’s annual report on internal control over financial reporting in the Original Filing and (b) our failure to include the language of paragraph 4(b) required by Item 601(b)(31) of Regulation S-K in the certifications filed with the Original Filing; (iii) Part III to more clearly identify those sections of our Definitive Proxy Statement on Schedule 14A that were incorporated by reference in the Original Filing; (iv) Item 13 of Part III, “Certain Relationships and Related Party Transactions, and Director Independence” to provide the disclosures required by Items 404(a) and (b) of Regulation S-K; and (v) Part IV, Item 15, “Exhibits and Financial Statement Schedules” for the sole purpose of amending and restating the Exhibit 31.1 and 31.2 Certifications of the Principal Executive Officer and Principal Financial Officer to add the language of paragraph 4(b) in accordance with Item 601(b)(31) of Regulation S-K.

This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of February 28, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level for the reasons specified in the Explanatory Note to this Annual Report on Form 10-K/A.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2014 based on the 1992 framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2014. This annual report did not include an attestation report of the Company’s registered public accounting firm due to the exemption provided by the rules of the Securities and Exchange Commission for emerging growth companies.

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

PART III

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including the sections entitled “Directors and Corporate Governance,” “Executive Compensation” and “Committee Reports.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Financial Statements and Supplementary Data - Note 13” for information required by this Item concerning securities authorized for issuance under equity compensation plans.

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated herein by reference to information contained in the Proxy Statement in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, during the fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

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

Our Board of Directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. We have adopted a written policy, which was effective as of July 2012, which provides that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors in the case it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Pursuant to such policy, any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

The information required by this Item concerning director independence is incorporated herein by reference to information contained in the Proxy Statement in the section entitled “Directors and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement in the section entitled “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K/A:

(a) Financial Statements: The financial statements listed in the Index to Consolidated Financial Statements as Item 8 of the Original Filing and are incorporated by reference herein.

(b) Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto in the Original Filing.

(c) Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K/A are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2015.

E2OPEN, INC.

By:	/s/ Mark E. Woodward
Mark E. Woodward President and Chief Executive Officer

Signature	Title	Date

/s/ Mark E. Woodward Mark E. Woodward	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2015

/s/ Peter J. Maloney Peter J. Maloney	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015

/s/ John B. Mumford* John B. Mumford	Chairman of the Board of Directors	March 12, 2015

/s/ Carl Bass* Carl Bass	Director	March 12, 2015

/s/ Bernard F. Mathaisel* Bernard F. Mathaisel	Director	March 12, 2015

/s/ Patrick J. O’Malley, III* Patrick J. O’Malley, III	Director	March 12, 2015

/s/ Stephen M. Ward, Jr.* Stephen M. Ward, Jr.	Director	March 12, 2015

*By /s/ Peter J. Maloney Peter J. Maloney	Attorney-in-Fact

EXHIBIT INDEX

2.1(1)	Share Purchase Agreement between ICON-SCM AG and the Company, dated July 30, 2013.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.4(2)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate of the Registrant.

4.2(3)	Registration Rights Agreement, dated June 27, 2005, as amended.

10.1#(2)	Form of Director and Executive Officer Indemnification Agreement.

10.2#(3)	2003 Stock Plan, as amended and forms of option agreements thereunder.

10.3#(2)	2012 Equity Compensation Plan and forms of agreements thereunder.

10.4#(4)	Offer Letter to Mark E. Woodward, dated June 20, 2008.

10.5#(4)	Offer Letter to Peter J. Maloney, dated December 26, 2007.

10.6#(4)	Addendum to Offer Letter to Peter J. Maloney, dated June 10, 2008.

10.8#(4)	Offer Letter to David W. Packer, dated August 18, 2008, as amended.

10.9#(4)	Offer Letter to Michael A. Schmitt, dated December 13, 2010.

10.10#(4)	Offer Letter to Robert Schoenthaler, dated June 18, 2007.

10.12(4)	Lease Agreement by and between Bayside Towers, Inc. and the Registrant, dated May 7, 2009.

10.13(4)	Office Building Lease by and between TPG—Great Hills Plaza LLC and Registrant, dated September 2, 2005, as amended.

10.14(4)	Office Lease Agreement by and between Teachers Insurance and Annuity Association of America and Registrant, dated April 27, 2005, as amended.

10.15(4)	Tenancy Agreement by and between Inter Heritage (M) Sdn. Bhd. and E2open Development Corporation, a subsidiary of the Registrant, dated November 19, 2007, as amended.

10.16(4)	License for Use of ASMEC Facilities by and between Asmec Management Associates Ltd and Registrant, dated March 30, 2007, as amended.

10.17(4)	Fourth Amended and Restated Business Financing Agreement by and between Bridge Bank, National Association and Registrant, dated April 30, 2010.

10.18(4)	Intellectual Property Security Agreement by and between Bridge Bank, National Association and Registrant, dated April 30, 2010.

10.19(4)	Master Services Agreement by and between Equinix Operating Co., Inc. and Registrant, dated May 7, 2004, as amended.

10.20#(5)	Form of Change in Control Severance Agreement to be entered into with the Company’s executive officers.

10.21(6)	Amendment Number One to Business Financing Agreement by and between Bridge Bank, National Association and Registrant, dated February 21, 2014.

21.1(4)	List of Subsidiaries of the Registrant.

23.1(6)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2(6)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Principal Executive Officer of E2open, Inc. pursuant to rule 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of E2open, Inc. pursuant to rule 13a-14 and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(6)	Certification of the Chief Executive Officer and Chief Financial Officer of E2open, Inc. pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†(6)	XBRL Instance Document

101.SCH†(6)	XBRL Taxonomy Schema Linkbase Document

101.CAL†(6)	XBRL Taxonomy Calculation Linkbase Document

101.DEF†(6)	XBRL Taxonomy Definition Linkbase Document

101.LAB†(6)	XBRL Taxonomy Labels Linkbase Document

101.PRE†(6)	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Indicates a management contract or compensatory plan.
(1)	Incorporated by reference from Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (No. 001-35598), as filed with the Securities and Exchange Commission on October 10, 2013.
(2)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 3, as filed with the Securities and Exchange Commission on July 2, 2012.
(3)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), as filed with the Securities and Exchange Commission on February 17, 2012.
(4)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 1, as filed with the Securities and Exchange Commission on May 4, 2012.
(5)	Incorporated by reference from the Company’s registration statement on Form S-1 (No. 333-179558), Amendment No. 4, as filed with the Securities and Exchange Commission on July 13, 2012.
(6)	Incorporated by reference from the Company’s annual report on Form 10-K (No. 001-35598), as filed with the Securities and Exchange Commission on May 5, 2014.